Form 10-Q
period 2009-05-20
MILLENNIUM GROUP WORLDWIDE INC
filed 2009-05-20
CIK 1409327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number ____________

MILLENNIUM GROUP WORLDWIDE INCORPORATED
(Exact name of registrant as specified in its charter)

FLORIDA	82-0540176
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2825 N Tenth Street	(904) 808-0480
St. Augustine, Florida 32084	(Registrant’s telephone number,
(Address of principal executive offices,	including area code)
including zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of March 31, 2009, there were 6,250,000 shares of the registrant’s common stock outstanding.

1

2

Item 1 Financial Statements:

Millennium Group Worldwide Incorporated
(Development Stage Company)
Balance Sheets
As of March 31, 2009

ASSETS	2009
CURRENT ASSETS
Cash	$447,499.94
Other Current Assets
Loan Receivable	105,000.00
TOTAL ASSETS	$552,499.94

CURRENT LIABILITIES
Accounts Payable	$692,762.60
American Express	8,479.87
Deferred Revenue	216,484.20
Mercantile Bank (LOC)	599,096.00
Total Other Current Liabilities	815,580.20
TOTAL CURRENT LIABILITIES	1,516,822.67

LONG-TERM LIABILITIES
Accrued Fees	357,500.00
Accrued Interest	6,675.09
Loan Payable	796,177.29

TOTAL LONG-TERM LIABILITIES	1,160,352.38

TOTAL LIABILITIES	2,677,175.05

Equity
Retained Earnings	-4,656,917.51
Capital Stock	2,916,997.00
Net Income	-384,754.60
Total Equity	-2,124,675.11

TOTAL LIABILITIES & EQUITY	552,499.94

Millennium Group Worldwide Incorporated
(Development Stage Company)
Statements of Operations
January thru March 2009

REVENUE:	31-March-09

Income
Construction	22,914.00
GROSS PROFIT	22,914.00

GENERAL AND ADMINISTRATIVE EXPENSES:
Medical Expense	1,169.28
Rental Space	6,935.24
Automotive	6,130.45
Bank Service Charges	5,400.00
Dues & Subscriptions	995.00
Interest Expense	52,707.00
Postage & Delivery	457.92
Printing & Reproduction	469.11
Professional Fees	183,326.45
Rents	2,500.00
Repairs	673.52
Telephone	8363.78
Fuel	6,175.99
Travel & Ent	115,396.79
Utilities	205.45
Landscaping	108.47
Office Supplies	854.15
Subcontractors	15,800.00

TOTAL EXPENSE	407,668.60
Net Ordinary Income	-384,754.60

NET INCOME	-384,754.60

Millennium Group Worldwide Incorporated
(Development Stage Company)
Statements of Cash Flows
As of March 31, 2009

Jan – March 09
OPERATING ACTIVITIES
Net Income	-384,754.60
Adjustments to reconcile Net Income to net cash provided by operations:
Accounts Receivable	410,000.00
Loan Receivable	-105,000.00
Accounts Payable	-166,003.55
American Express	1,409.86
Deferred Revenue	-22,914.00
Mercantile Bank (LOC)	599,096.00

Net Cash Provided by Operating Activities	331,833.71

FINANCING ACTIVITIES
Accrued Fees	2,500.00
Accrued Interest	36.87
Loan Payable	74,458.37

Net Cash Provided by Financing Activities	76,995.24

Net Cash Increase for Period	408,828.95

Cash at Beginning of Period	38,670.99

Cash at End of Period	447,499.94

MILLENNIUM GROUP WORLDWIDE INCORPORATED
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1-Consolidated Financial Statements

The unaudited consolidated financial statements include the accounts of Millennium Group Worldwide Incorporated. (“the Company).  All significant intercompany balances and transactions have been eliminated. The consolidated financial statements at March 31, 2009, and 2008,  are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods.

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s report for the fiscal year ended December 31, 2008, and as filed in the prospectus.

Note 2 – Summary of Significant Accounting Policies

Development Stage Enterprise:

The Company has had no substantial revenues and its activities, consisting of instituting its business plan, are accounted for as those of a “Development Stage Enterprise”.

Basis of Presentation:

The interim financial information is unaudited, but reflects, in the opinion of management, a fair statement of the results for the interim periods presented. These financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto for the fiscal year ended December 31, 2008.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition:

We recognize revenue from services rendered when the following four recognition criteria are met:

1.	Persuasive evidence of an arrangement exists
2.	Services have been rendered
3.	The selling price is fixed or determinable
4.	Collectability is reasonably assured

Additionally, revenue arrangements with multiple services are divided into separate units of accounting if the services in the arrangement meet the following criteria:

1.	The delivered item has value to the customer on a standalone basis
2.	There is objective and reliable evidence of the fair value of the undelivered item
3.	Performance of the undelivered item is probable and within the Company control

 The Company has only two types of revenue:

1.
Services Rendered - Revenue from product installation and services like drawings, project planning, etc., are recognized as services provided and the revenue is recorded as the related cost of the services;

2.	Sale of Products - When either the products being manufactured for, or purchased and resold to, the customer for the job or services being delivered.

At times, a good faith deposit is given to the Company in advance of any work being done for a customer and those funds appear in the Company’s bank account prior to services being rendered or products being sold. Those funds are recorded on the Company financial statements on the balance sheet as deferred revenue.

Given the forgoing, the Company has recognized both forms of revenue, product and service sales, in 2008. These revenues are for the contracts:

•	J.P. Morgan Chase (Marketing Agreement) signed in the 1st quarter of 2008.
•	Catoca Mining (Fuel Distribution and Fire Protection contract) signed in the 1st quarter of 2008 with deferred revenue appearing in the 3rd quarter of 2008.

The Catoca Mining contract is broken up into specific separate projects based on measurable, distinct elements.  Period invoicing and thus revenue recognition entails calculating the percentage completed of each major element multiplied by the value assigned to that element from the schedule of values as defined in the contract. The period invoicing is subtracted from the total invoicing for the project to date costs and revenues. The result is the amount of billing and revenue to the client for that period. Any excess costs are accounted for as “Costs in excess of billings” while excess billings are accounted for as “Billings in excess of costs”. As estimated costs are revised upward or downward, the period in which the revenue is recognized will be adjusted accordingly for the revised costs. When current estimates of current revenue and contract costs indicate a loss, a provision for the entire loss on the contract will be made.

Deferred Taxes:

On March 31, 2009, the Company had an operating loss carry forward, totaling approximately $4,700,000, that may offset future taxable income. Accrued fees and interest to shareholders are not deductible for tax purposes until paid. The measurement of deferred taxes is based on provisions of enacted income tax law. Management does not have evidence to indicate the future period when the carry forwards will be offset by future income. Since future taxable income cannot be determined, a full valuation allowance has been provided.

NOTE 3 – Going Concern:

The Company incurred net losses from operations of $4,656,917.51, from March 2002 (inception) through March 31, 2009. As of March 31, 2009, the Company’s total liabilities exceeded its total assets. The Company’s recurring losses since its inception raise substantial doubt about its ability to continue as a going concern. The Company believes the current level of working capital will not be sufficient to fund its operations until it expects to start generating positive income from operations. Therefore, the Company anticipates raising capital through the issuance of new equity and loans.

NOTE 4 - Related Party Transaction:

Loans Payable to Stockholders:

Interest is accruing at 7%. The loans are payable upon the consummation of an initial public offering. If the Company does not consummate an initial public offering, the loans will be forgiven. However, the interest on a loan from a director of $27,500.00, the principal of which has been repaid, carries an interest rate of 18% per annum, which will not be forgiven if there is no public offering.  An existing shareholder loaned the Company, from March 2, 2002 (inception) to August 2, 2007, $200,000. After August 2, 2007 (see Note 5), the shareholder loaned the Company $186,299.

Administrative Fees:

The Company agreed to accrue administrative fees to two Founding Stockholders, of $7,500 each per month, for general administrative services from March 25, 2002 through December 31, 2003, and $10,000 each per month from January 1, 2004 through the effective date of the initial public offering. If there is no initial public offering, the deferred fees will be forgiven.

Classification:

Because of the uncertainty of the timing of the initial public offering, those items have been classified as long term liabilities.

Debt Retirement:

On August 2, 2007, the Company retired a significant portion of the related party long-term debt. Long-term debt, of $ 2,915,997, was exchanged for 6,249,000 shares of common stock. Since the value of the debt was more clearly evident, valuation was determined using the value of the debt. Each individual received their respective percentage of the 6,249,000 shares. There was no gain or loss on the exchange.

Note 5 - Deferred Revenue:

Deferred revenue is recorded when payments are received in advance of performing our service obligations and is recognized over the service period. Current deferred revenue is included in deferred revenue in current liabilities on our balance sheets. Current deferred revenue was $216,484.20 at March 312, 2009.

Catoca Mining provided the Company with an advance of $246,000 for start monies for it’s contract with Millennium Group Worldwide Incorporated.  The company agreed to install fire protection systems and fuel distribution systems for Catoca.  Shipments of equipment begin August 31, 2008 and construction will be completed by December 31, 2009.

Millennium Group Worldwide Incorporated
(Development Stage Company)
Balance Sheets
As of December 31, 2008

ASSETS	2008
CURRENT ASSETS
Cash	$38,670.99
Accounts Receivable	410,000.00
TOTAL ASSETS	448,670.99

CURRENT LIABILITIES
Accounts Payable	$858,766.15
American Express	7,070.01
Deferred Revenue	239,398.20
Total Other Current Liabilities	239,398.20
TOTAL CURRENT LIABILITIES	1,105,234.36

LONG-TERM LIABILITIES
Accrued Fees	355,000.00
Accrued Interest	6,638.22
Loan Payanle	721,718.92
TOTAL LONG-TERM LIABILITIES	1,083,357.14

TOTAL LIABILITIES	2,188,591.50

Equity
Retained Earnings	-3,290,587.45
Capital Stock	2,916,997.00
Net Income	-1,366,330.06
Total Equity	-1,739,920.51

TOTAL LIABILITIES & EQUITY	448,670.99

Millennium Group Worldwide Incorporated.
(Development Stage Company)
Statements of Operations
January thru December 2008

REVENUE:	31-Dec-08

Income
Marketing	12,000.00
Construction Income	1,076,844.00
Reimbursed Expenses	736.69
Total Income	1,089,580.69
COGS	76,620.00
GROSS PROFIT	1,012,960.69

GENERAL AND ADMINISTRATIVE EXPENSES:
Administrative	240,000.00
Building Maintenance	290.96
Medical Expense	7,100.07
Rental Space	2,331.77
Building Supplies	194.92
Automotive	78,110.24
Bank Service Charges	784.81
Contributions	1,330.97
Dues & Subscriptions	4,285.86
Interest Expense	23,770.09
Licenses & Permits	1,048.00
Misc	(92.00)
Postage & Delivery	1,869.49
Printing & Reproduction	862.01
Professional Fees	1,386,374.96
Rents	24,363.28
Repairs	8,737.66
Telephone	50,721.20
Fuel	22,900.79
Travel & Ent	396,964.68
Utilities	12,190.64
Landscaping	4,690.00
Job Materials	43,142.92
Office Supplies	6,428.34
Subcontractors	60,889.09

TOTAL EXPENSE	2,379,290.75

Net Ordinary Income	-1,366,330.06

NET INCOME	-1,366,330.06

Millennium Group Worldwide Incorporated.
(Development Stage Company)
Statements of Cash Flows
As of December 31, 2008

Jan – Dec 08
OPERATING ACTIVITIES
Net Income	-1,366,330.06
Adjustments to reconcile Net Income to net cash provided by operations:
Accounts Receivable	-410,000.00
Accounts Payable	858,791.15
American Express	-30,645.40
Deferred Revenue	239,398.20

Net Cash Provided by Operating Activities	-708,786.11

FINANCING ACTIVITIES
Accrued Fees	255,000.00
Accrued Interest	149.03
Loan Payable	484,444.03

Net Cash Provided by Financing Activities	739,593.06

Net Cash Increase for Period	30,806.95

Cash at Beginning of Period	7,864.04

Cash at End of Period	38,670.99

MILLENNIUM GROUP WORLDWIDE INCORPORATED.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1-Consolidated Financial Statements

Millennium Group Worldwide Incorporated., the company, was organized as a Florida corporation on March 25, 2002.
All significant intercompany balances and transactions have been eliminated. The consolidated financial statements at December 31, 2008, are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods.

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s report for the fiscal year ended December 31, 2008, and as filed in the prospectus and declared effective on January 2, 2009.

Note 2 – Summary of Significant Accounting Policies

Development Stage Enterprise:

The Company has had no substantial revenues and its activities, consisting of instituting its business plan, are accounted for as those of a “Development Stage Enterprise”.

Basis of Presentation:

The interim financial information is unaudited, but reflects, in the opinion of management, a fair statement of the results for the interim periods presented. These financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto for the fiscal year ended December 31, 2008.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition:

We recognize revenue from services rendered when the following four recognition criteria are met:

5.	Persuasive evidence of an arrangement exists
6.	Services have been rendered
7.	The selling price is fixed or determinable
8.	Collectability is reasonably assured

Additionally, revenue arrangements with multiple services are divided into separate units of accounting if the services in the arrangement meet the following criteria:

4.	The delivered item has value to the customer on a standalone basis
5.	There is objective and reliable evidence of the fair value of the undelivered item
6.	Performance of the undelivered item is probable and within the Company control

 The Company has only two types of revenue:

3.
Services Rendered - Revenue from product installation and services like drawings, project planning, etc., are recognized as services provided and the revenue is recorded as the related cost of the services;

4.	Sale of Products - When either the products being manufactured for, or purchased and resold to, the customer for the job or services being delivered.

At times, a good faith deposit is given to the Company in advance of any work being done for a customer and those funds appear in the Company’s bank account prior to services being rendered or products being sold. Those funds are recorded on the Company financial statements on the balance sheet as deferred revenue.

Given the forgoing, the Company has recognized both forms of revenue, product and service sales, in 2008. These revenues are for the contracts:

•	J.P. Morgan Chase (Marketing Agreement) signed in the 1st quarter of 2008.
•	Catoca Mining (Fuel Distribution and Fire Protection contract) signed in the 1st quarter of 2008 with deferred revenue appearing in the 3rd quarter of 2008.

The Catoca Mining contract is broken up into specific separate projects based on measurable, distinct elements.  Period invoicing and thus revenue recognition entails calculating the percentage completed of each major element multiplied by the value assigned to that element from the schedule of values as defined in the contract. The period invoicing is subtracted from the total invoicing for the project to date costs and revenues. The result is the amount of billing and revenue to the client for that period. Any excess costs are accounted for as “Costs in excess of billings” while excess billings are accounted for as “Billings in excess of costs”. As estimated costs are revised upward or downward, the period in which the revenue is recognized will be adjusted accordingly for the revised costs. When current estimates of current revenue and contract costs indicate a loss, a provision for the entire loss on the contract will be made.

Deferred Taxes:

On December 31, 2008, the Company had an operating loss carry forward, totaling approximately $3,300,000 that may offset future taxable income. Accrued fees and interest to shareholders are not deductible for tax purposes until paid. The measurement of deferred taxes is based on provisions of enacted income tax law. Management does not have evidence to indicate the future period when the carry forwards will be offset by future income. Since future taxable income cannot be determined, a full valuation allowance has been provided.

NOTE 3 – Going Concern:

The Company incurred net losses from operations of $3,290,587 from March 2002 (inception) through December 31, 2008. As of December 31, 2008, the Company’s total liabilities exceeded its total assets. The Company’s recurring losses since its inception raise substantial doubt about its ability to continue as a going concern. The Company believes the current level of working capital will not be sufficient to fund its operations until it expects to start generating positive income from operations. Therefore, the Company anticipates raising capital through the issuance of new equity and loans.

NOTE 4 - Related Party Transaction:

Loans Payable to Stockholders:

Interest is accruing at 7%. The loans are payable upon the consummation of an initial public offering. If the Company does not consummate an initial public offering, the loans will be forgiven. However, the interest on a loan from a director of $27,500.00, the principal of which has been repaid, carries an interest rate of 18% per annum, which will not be forgiven if there is no public offering.  An existing shareholder loaned the Company, from March 2, 2002 (inception) to August 2, 2007, $200,000. After August 2, 2007 (see Note 5), the shareholder loaned the Company $186,299.

Administrative Fees:

The Company agreed to accrue administrative fees to two Founding Stockholders, of $7,500 each per month, for general administrative services from March 25, 2002 through December 31, 2003, and $10,000 each per month from January 1, 2004 through the effective date of the initial public offering. If there is no initial public offering, the deferred fees will be forgiven.

Classification:

Because of the uncertainty of the timing of the initial public offering, those items have been classified as long term liabilities.

Debt Retirement:

On August 2, 2007, the Company retired a significant portion of the related party long-term debt. Long-term debt, of $ 2,915,997, was exchanged for 6,249,000 shares of common stock. Since the value of the debt was more clearly evident, valuation was determined using the value of the debt. Each individual received their respective percentage of the 6,249,000 shares. There was no gain or loss on the exchange.

Note 5 - Deferred Revenue:

Deferred revenue is recorded when payments are received in advance of performing our service obligations and is recognized over the service period. Current deferred revenue is included in deferred revenue in current liabilities on our balance sheets. Current deferred revenue was $239,398.20 at December 31, 2008.

Catoca Mining provided the Company with an advance of $246,000 for start monies for its contract with Millennium Group Worldwide Incorporated.  The company agreed to install fire protection systems and fuel distribution systems for Catoca.  Shipments of equipment began in August 31, 2008 and construction will be completed by December 31, 2009.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements of December 31, 2008 and related notes and Management’s Discussion & Analysis in our filed prospectus as declared effective on January 2, 2009. Results for the three months ended March 31, 2009, are not necessarily indicative of results that may be attained in the future.

Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and may include words or phrases such as “believes,” “will,” “expects,” “anticipates,” “intends,” and words and phrases of similar impact. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements regarding future operations, business strategy, business environment and key trends, as well as statements related to expected financial and other benefits from our organizational activities. Many of these factors will be important in determining our actual future results. Any or all of the forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those expressed or implied in any forward-looking statements, and our business, financial condition and results of operations could be materially and adversely affected. In addition, we disclaim any obligation to update any forward-looking statements after the date of this report, except as required by law. All of the foregoing forward-looking statements are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission. Such factors include, but are not limited to, risks related to the global financial crisis, lack of capital resources, restrictions and other financial covenants in our credit facility, volatility and disruption of the capital and credit markets, our stock sales efforts, consolidation in the financial services industry, changes in the financial services industry, material weaknesses in our internal control over financial reporting, our tax positions, risks from operating internationally, increased competition, the complexity and scope of our planed operations, governmental regulations and industry standards, our compliance with privacy regulations, the protection of our intellectual property, future acquisitions and investments and litigation. The cautionary statements in this report expressly qualify all of our forward-looking statements. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in the Company’s prospectus as filed and declared effective on January 2, 2009 in the section entitled “RISK FACTORS THAT MAY CAUSE LOSS OF INVESTMENT.”

Overview

The Company is a "development stage" company now seeking development and expansion capital in order to create a network of businesses and services focused on and directed to minorities in the United States and natives of Sub-Sahara Africa and certain Caribbean countries.

As the Company had only been involved in organizational activities and researching potential businesses, the Company has now, to date, entered into eleven (11) executed contracts (and four (4) in the final stages of negotiations). The Company’s financial situation to date is not reflective of what management expects the Company’s financial situation to be after the successful completion of all or a portion of this Offering. As the Company has only recently begun to earn revenues, if the Offering is not consummated, there could be an adverse material affect on the Company.  The Company has begun receiving revenues from J.P. Morgan Chase relating to the marketing agreement the Company has with J.P. Morgan Chase, described in the agreement filed as Exhibit 10.11 of the previously filed Prospectus. This marketing agreement is being implemented through public meetings being held in churches, schools, town halls and other locations to inform people with mortgage problems of the potential for J.P. Morgan Chase to help with their mortgage problem. In turn, J.P. Morgan Chase is responsible for the intake process relating to the names provided by the Company from these meetings, underwriting the loan applications for the intake process and providing loans to those who can meet the bank’s established criteria. The Company has received, to date, $12,000 for services rendered from J.P. Morgan Chase and for the above mentioned activities.   In addition, the Company received a deposit in the amount of $246,000 from Catoca Mining relating to the Fuel Distribution and Fire Protection contract that was recently signed for both products and services, to be supplied in the future.

The deposit was for mobilization, drawings, travel, materials and personnel associated with the supply and installation of the fuel distribution and fire suppression system as described in detail in the contract filed as Exhibit 10.17 of the previously filed Prospectus.  Billing against the deposit began in July 2008. The Company recognizes revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Additionally, revenue arrangements with multiple services are divided into separate units of accounting if the services in the arrangement meet the following criteria: the service has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of service; and performance of any service is probable. Revenue was recognized in the third quarter and used to pay for some of the services that had been delivered, leaving the Company with approximately $91,656 in deferred revenue on December 31, 2008, and $68,742 on March 31, 2009.

The businesses and services the Company anticipates pursuing depend heavily on the level of success of this Offering.  If only the minimum Offering is achieved, the Company anticipates using such proceeds to execute the real estate development projects in St. Augustine and Ft. Lauderdale, Florida. In such case, the working capital costs will not exceed $163,000.00, with the maximum investment on these projects of $2,000,000.00. Any proceeds would then be used to move forward with expanding the Company’s network of businesses and services as set out in the Company’s Prospectus, (See “The Company.”)  If the maximum Offering is achieved, the Company plans to fully proceed with business and projects as laid out under “The Company” described above.

Government Regulations

Due to the wide variety of different business sectors that the Company is contemplating, there is an understanding by the management that there are many different governmental regulations that will have to be followed. The following are some of the type of regulations that the Company will have to operate under in these different sectors:

~             The Company will have to comply with regulations regarding the wholesale purchase of vehicles in any state in which it has a physical presence.  Liability insurance on the business property as well as on the fleet of cars owned by the Company will have to be maintained.  If the dealership creates a body shop, it will have to comply with Occupational Safety Health Administration. (OSHA) regulations.

~             Regulations regarding food services and processing will have to be met by our coffee roasting business. Before the Company can roast or sell coffee beans and products, it must meet both the Federal Food and Drug Administration guidelines for making food products available to the public for consumption, as well as meet  guidelines of the Florida Health Department, including continuing inspections.  The Company must also meet the Occupational Safety and Health Administration guidelines for safety to employees of the coffee roasting business.

~             For the construction business, the Company must meet the regulations for having a licensed general contractor as a qualifier for the Company.  Additionally, the construction company must have workers compensation insurance for injury on the job or while operating company vehicles, if any.  The construction company must also maintain general liability insurance; comply with the Federal Unemployment Tax Act and OSHA Regulations.

~             The Company will have to comply with regulations covering radio signal broadcasting, if the Company purchases or establishes a radio station.  It will also have to comply with ownership limitations in force at the time that it enters that business sector.

~              The Company will also have to comply with the no-call laws if it enters the direct mail and phone notification business.

~              If the Company enters the financial services sector as contemplated, prior to expending any funds, it will develop a thorough business plan, including input from national and state lawyers and bankers.  They will be engaged by the Company to insure that both federal and state oversight can be satisfied by the Company.

~             Indigenous Business Development in the various countries that we will work in is at varying stages of development.  In South Africa, a Black Economic Empowerment Law is a regulation that must be met by all companies operating in South Africa. In other countries, such as Angola, there is no strict requirement to follow any regulation for Black Economic Empowerment.  (The Company, without coercion, practices Black Economic Empowerment and indigenous business development.)

Liquidity and Capital Resources

Cash and cash equivalents have recently become a part of the Company’s capital resources, specifically, cash available for work performed during the period ending December 31, 2008, from Catoca Mining.  The Company has funded pre-development expenses primarily from borrowings from founders and potential stockholders.  As of August 2, 2007, the date the loans extended were converted to equity in the Company, the principal balance of all outstanding advances was approximately $2,820,277.  Additional investments made in the Company over the years have come from the Company’s founders.

Management believes that its short and long-term needs for working capital, capital expenditures, new facilities and acquisitions will be satisfied by the proceeds of this Offering and the funds generated from future operations. In Risk Factor (1), (of the Company’s Prospectus), the Company acknowledges it is in the early stages of development with a limited history of operations and minimal capital resources which are not adequate to fully implement its business plan. The Company’s long term liabilities are owed to existing shareholders that will only receive payment on the liabilities when the Company’s cash flow from operations are adequate to make payment on those long-term liabilities without negatively impacting operations. The Company’s current liabilities will continue to be covered by existing shareholders, principally Mr. Jackson, from loans through June 30, 2009, if and when needed, will be converted to long-term liabilities at an annual interest rate of 7% per annum. The Company expects to generate annual revenue in an amount adequate to cover operating cost, with the end result being positive cash flows by the end of the fourth quarter of 2009 with the Company expecting to be liquid at that time and believes that no further loans from existing shareholders will be needed. As the Company’s operating expenses have averaged between $50,000 and $60,000 monthly and our contract with Catoca Mining is expected to begin generating, in the 4th quarter of 2009, in excess of $200,000 per month, the revenue will cover current expenses of the Company.

The Company has recently begun generating revenue from its fuel and fire protection contract with Catoca Mining. The Company was recently informed that Catoca Mining would like the Company’s negotiating team to return for final negotiations on the Catoca Mining affordable housing contract. Management believes that the Company’s operating cost on this project could be covered by the housing development project for up to 24 months beyond the completion of the fuel and fire protection contract.  The Company intends to significantly reduce development expenditures, considering its need to focus on the execution of the existing contracts. However, if the Company is not successful in raising the minimum in its initial public offering, it will have to rely on funding via an irrevocable letter of credit from Catoca Mining, provisions for which are included in the associated contract.  The Company has met with Florida Export Finance Corporation and is in the process of creating a stand-by facility in the amount of $500,000 to support working capital needs on the Catoca Mining fuel and fire contract.  Additionally, the Company has initiated, through Florida Export Finance Corporation, an application for credit for Catoca Mining and has received a letter of interest to provide that facility. Management believes this facility will provide needed financing for the Company’s sales and services to Catoca Mining. If these efforts prove futile, substantial doubt is raised about the Company's ability to continue as a going concern.  See “Risk Factors:  Going Concern Report of Independent Certified Public Accountants” as presented in the Company’s Prospectus, declared effective on January 2, 2009.  However, if the forgoing financial efforts are successful, or at least the minimum or mid-point of this Offering is raised, as the Company envisions, the Company’s management believes that it will have adequate funding to cover operations.

Plan of Operations

The majority of the Company's activities have been organizational and developmental; we are now working on completion of the contract with Catoca Mines, including a change order as requested by the customer.  Significant amount of time continues to be devoted to developing business relationships while identifying, and evaluating potential projects, investment targets and raising capital.  While costs for these activities are indirect and administrative in nature, they have been expensed in the accompanying Statement of Operations. The majority of the deficit shown was incurred during the developmental activities.

No guarantees can be given that the Company's products and services will be accepted in the marketplace or that there will be sufficient revenues generated for the Company to be profitable. Besides the risk factors (see “Risk Factors"), businesses are often subject to risks not foreseen by management.

The Company has developed an action plan geared to raising varying amounts of capital. The Company is structuring its operations based on both the amount of capital raised in this Offering and the timing of the receipt of the proceeds. Hence, during its initial 12 months of operation following the Offering, the Company will devote a significant portion of its day-to-day operations to marketing, recruiting and retaining key personnel as well as creating a variety of unique products and services tailored to target markets in Sub-Sahara Africa.

As previously outlined in the Company’s Prospectus, with a minimum funding level of $3,000,000, the Company's operations will be limited to the acquisition of raw land for development in West St. Augustine and to develop Carishoca, a second affordable housing project expected to consist of 90 townhouses in Ft. Lauderdale, Florida. The ability to fund many of the additional prospective projects of MGW Americas will be severely limited by the need to generate sufficient profits from the sale of housing units to allow financing of both additional construction and the other projects or to serve as collateral to support borrowing for expansion needs.

In addition, the Company will benefit extensively from proposed agreements with Catoca Mining in Africa.  The agreements may provide for outsourcing of numerous support functions including construction of housing, the provision of medical care, and taking over the acquisition, maintenance, and operation of a fleet of small trucks.  Each of these projects is expected to be self-funded, this is will not require additional capital commitments, and the client is providing funding payments to allow for final design and preliminary initial equipment and material acquisition.  A $246,000 good faith payment was received in March 2008 by the Company on the expectation, since realized, that the pertinent contracts will be finalized. As in typical construction projects, subsequent progress payments are adequate to fund construction and profits, if any, will be realized at the conclusion of the projects.  Management believes these profits will allow the Company to pursue other projects and provide a return for investors The Company has signed the contract for fuel and fire protection and has commenced associated work to fulfill that Catoca Mines contract.  The Company anticipates additional contracts being signed with Catoca Mines by June 2009.  It is also the opinion of management that the receipt of additional funding over and above the minimum $3,000,000 contemplated above will allow the Company to complete these projects and to pursue additional, previously identified projects much more rapidly and to generate subsequent returns for investors sooner.

The Company does not believe that inflation will significantly affect its results of operation.

Foreign exchange fluctuations may impact upon future earnings of the Company, both positively and negatively.

There are no recently issued accounting standards known to impact the Company’s Financial Statements as of March 31, 2009.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The twenty-two risk factors that may cause loss of investment listed in the prospectus still apply.

Item 4. CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer is in the process of  performing and evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, March 31, 2009.

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, in light of the issue(s) referenced below in Management’s Annual Report on Internal Control over Financial Reporting, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Management’s Annual Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) for the Company.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.
In performing this assessment, management has identified the following material weakness:

Absence of adequate segregation of duties relating to oversight and management of our systems. This resulted primarily from the fact that, due to our limited resources, we have only two employees, so certain of the work of our

Chief Financial Officer, the Company feels that we may not be adequately monitoring or reviewing. As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This material weakness could result in a misstatement of our financial statements or related disclosures in our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

As a result of this material weakness in our internal control over financial reporting, our management concluded that our internal control over financial reporting, as of December 31, 2008, may not be effective. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The material weakness in our internal control over financial reporting described above for the year ended December 31, 2008 (absence of adequate segregation of duties) is in the process of being remedied by increasing the staff along with revised policies and procedures.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe would be likely to have a material adverse effect on our financial condition or results of operations.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Prospectus as filed and declared effective on January 2, 2009. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Millennium Group Worldwide Incorporated.

Date:  May 20, 2009
/s/ Julius V. Jackson Sr.
Julius V. Jackson, Chief Executive Officer
(Principal Executive Officer)