Form 10-Q
period 2009-06-30
MILLENNIUM GROUP WORLDWIDE INC
filed 2009-08-18
CIK 1409327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission File Number ____________

MILLENNIUM GROUP WORLDWIDE INCORPORATED
(Exact name of Registrant as specified in its charter)

FLORIDA	82-0540176
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2825 N. Tenth Street	(904) 808-0480
St. Augustine, Florida 32084	(Registrant’s telephone number,
(Address of principal executive offices,	including area code)
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

N/A

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐

As of June 30, 2009, there were 6,250,000 shares of the Registrant’s common stock outstanding.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets as of June 30, 2009 and 2008 (Unaudited)
Consolidated Statements of Operations for the three months ended June 30, 2009 and 2008 (Unaudited)
Consolidated Statements of Cash Flows for the three months ended June 30, 2009 and 2008 (Unaudited)
Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
Exhibit Index
Signature
EX- 31.1
EX- 31.2
EX- 32.1
EX- 32.2

Item 1 Financial Statements:

Millennium Group Worldwide Incorporated
Condensed Consolidated Balance Sheet
(Unaudited)

	Jun 30, 09	Jun 30, 08
ASSETS
Current Assets
Checking/Savings
Mercantile Bank	608.09	-
Mercantile Bank (CD)	400,000.00	-
Wachovia 4433	1,105.91	216,977.50
Wachovia 4446	1,090.50	4,090.50
Wachovia 6593	-	33,458.06
Wachovia 7735	-	10,050.00
Wachovia 8904	150.10	-
Total Checking/Savings	402,954.60	264,576.06
Other Current Assets
Loan receivable	140,000.00	-
Total Other Current Assets	140,000.00	-
Total Current Assets	542,954.60	264,576.06
TOTAL ASSETS	542,954.60	264,576.06
LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable
2000 · Accounts Payable	460,919.26	-25.00
Total Accounts Payable	460,919.26	-25.00
Credit Cards
American Express	11,555.96	35,331.60
Total Credit Cards	11,555.96	35,331.60
Other Current Liabilities
Deferred Revenue	193,570.20	246,000.00
Shareholder Loan	20,000.00	-
Mercantile Bank (LOC)	599,096.00	-
Total Other Current Liabilities	812,666.20	246,000.00
Total Current Liabilities	1,285,141.42	281,306.60
Long Term Liabilities
Accrued fees	357,500.00	222,500.00
Accrued interest	6,489.19	6,489.19
Loan Payable	993,123.75	489,357.89
Total Long Term Liabilities	1,357,112.94	718,347.08
Total Liabilities	2,642,254.36	999,653.68
Equity
1110 · Retained Earnings	-4,656,777.48	-3,290,587.45
1520 · Capital Stock	2,916,997.00	2,981,512.14
Net Income	-359,519.28	-426,002.31
Total Equity	-2,099,299.76	-735,077.62
TOTAL LIABILITIES & EQUITY	542,954.60	264,576.06

Millennium Group Worldwide Incorporated
Condensed Consolidated Profit and Loss
(Unaudited)

	Apr - Jun 09	Apr - Jun 08
Ordinary Income/Expense
Income
4060 · Construction	22,914.00
Total Income	22,914.00

Cost of Goods Sold
5000 · Cost of Goods Sold		31,620.00
Total COGS		31,620.00
Gross Profit	22,914.00	-31,620.00

Expense
Administrative	-	60,000.00
Building Maintenance	-	109.11
Medical Expense	2,751.63	280.00
Rental Space	315.00	703.52
6110 · Automobile Expense	1,214.98	13,415.59
6120 · Bank Service Charges	103.00	247.76
6160 · Dues and Subscriptions	200.00	1,998.00
6180 · Insurance
Auto	135.45	5,311.13
6180 · Insurance - Other	931.90	630.69
Total 6180 · Insurance	1,067.35	5,941.82
6200 · Interest Expense	8,447.85	-
6220 · Loan Interest	-	3,774.76
6230 · Licenses and permits	-	164.00
6250 · Postage and Delivery	186.72	440.25
6260 · Printing and Reproduction	-	44.55
6270 · Professional Fees
Consulting	561.48	12,850.00
CPE Classes	-	83.78
6650 · Accounting	2,500.00	3,750.00
6270 · Professional Fees - Other	500.00	7,297.17
Total 6270 · Professional Fees	3,561.48	23,980.95

6290 · Rent	-	2,500.00
6300 · Repairs	-
6310 · Building Repairs	816.38	1,217.29
6320 · Computer Repairs	108.42	44.99
6330 · Equipment Repairs	75.00	2,199.00
6300 · Other	-	1,065.00
Total 6300 · Repairs	999.80	4,526.28
6340 · Telephone
Internet	511.81	753.22
6340 · Telephone - Other	2,315.17	12,798.94
Total 6340 · Telephone	2,826.98	13,552.16
6347 · Fuel
Gasoline	5,144.61	6,586.48
6347 · Fuel - Other	111.71	-
Total 6347 · Fuel	5,256.32	6,586.48
6350 · Travel & Ent
6360 · Entertainment	428.88	354.94
6370 · Meals	6,027.94	3,776.29
6380 · Travel	2,329.51	36,196.92
6381 · Lodging	2,303.94	4,494.47
6350 · Travel & Ent - Other	2,254.11	22,171.18
Total 6350 · Travel & Ent	13,344.38	66,993.80
6390 · Utilities
6400 · Gas and Electric	172.35	2,243.82
6410 · Water	-	571.22
Total 6390 · Utilities	172.35	2,815.04

6490 · Landscaping	-	1,630.00
6550 · Office Supplies	473.05	434.44
6750 · Subcontractors	-	9,400.00
66900 · Reconciliation Discrepancies	0.20	-
Total Expense	40,921.09	219,538.51
Net Ordinary Income	-18,007.09	251,158.51
Other Income/Expense
Other Income
7010 · Interest Income	0.20	-
Total Other Income	0.20	-
Net Other Income	0.20	-
Net Income	-18,006.89	251,158.51

Millennium Group Worldwide Incorporated
Condensed Consolidated Cash Flows
(Unaudited)

	Apr - Jun 09	Apr - Jun 08
OPERATING ACTIVITIES
Net Income	-18,006.89	-251,158.51
Adjustments to reconcile Net Income
to net cash provided by operations:
American Express	3,076.09	6,782.45
Deferred Revenue	-22,914.00
Shareholder Loan	-5,000.00
Net cash provided by Operating Activities	-42,844.80	-244,376.06
FINANCING ACTIVITIES
Accrued fees		62,500.00
Loan Payable	13,250.09	177,833.00
Net cash provided by Financing Activities	-13,250.09	240,333.00
Net cash increase for period	-29,594.71	-4,043.06
Cash at beginning of period	432,549.31	268,619.12
Cash at end of period	402,954.60	264,576.06

MILLENNIUM GROUP WORLDWIDE INCORPORATED
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1-Consolidated Financial Statements
The unaudited consolidated financial statements include the accounts of Millennium Group Worldwide Incorporated (the “Company”). All significant intercompany balances and transactions have been eliminated. The consolidated financial statements at June 30, 2009, and for the three months ended June 30, 2009 and 2008, are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods.

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s report for the fiscal year ended December 31, 2008.

Note 2 – Summary of Significant Accounting Policies

Development Stage Company:

The Company has had no substantial revenues and its activities, consisting of instituting its business plan, are accounted for as those of a “Development Stage Company”.

Basis of Presentation:

The interim financial information is unaudited, but reflects, in the opinion of management, a fair statement of the results for the interim periods presented. These financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto for the fiscal year ended December 31, 2008.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition:

 The Company only expects to have two types of revenue:

1.
Services Rendered - Revenue from product installation and services like drawings, project planning, etc., are recognized as services provided and the revenue is recorded as the related cost of the services;

2.	Sale of Products - When either the products being manufactured for, or purchased and resold to, the customer for the job or services being delivered.

At times, a good faith deposit is given to the Company in advance of any work being done for a customer and those funds appear in the Company’s bank account prior to services being rendered or products being sold. Those funds will be recorded on the Company financial statements on the balance sheet as deferred revenue.

The Company recognizes revenue based on the Company’s Revenue Recognition Policies as filed with the Company’s cover letter to the Pre-Effective Amendment No. 11.

Deferred Taxes:

On December 31, 2008, the Company had an operating loss carried forward, totaling approximately $4,656,777, that may offset future taxable income. Accrued fees and interest to shareholders are not deductible for tax purposes until they have been paid. The measurement of deferred taxes is based on provisions of enacted income tax law. Management does not have evidence to indicate the future period when the carry forwards will be offset by future income. Since future taxable income cannot be determined, a full valuation allowance has been provided.

NOTE 3 – Going Concern:

The Company incurred net losses from operations of $5,016,296.76 from March 2002 (inception) through June 30, 2009. As of June 30, 2009, the Company’s total liabilities exceeded its total assets. The Company’s recurring losses since its inception raise substantial doubt about its ability to continue as a going concern. The Company believes the current level of working capital will not be sufficient to fund its operations until it expects to start generating positive income from operations. Therefore, the Company anticipates raising capital through the issuance of new equity.

NOTE 4 - Related Party Transaction:

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

Note 5 - Deferred Revenue:

Deferred revenue is recorded when payments are received in advance of performing our service obligations and is recognized over the service period. Current deferred revenue is included in deferred revenue in current liabilities on our balance sheets. Current deferred revenue was $193,570.20 on June 30, 2009.

Note 6 – Line of Credit:

On March 5, 2009 the Company received a $600,000 Line of Credit from Mercantile Bank.  The LOC maturity date is March 5, 2010.

Note 7 – Loans Receivable:

The Company has loaned $140,000 to a Joint Venture, hereafter “MGW-BC”, located in the BAS Congo Province of the Democratic Republic of Congo, hereafter “DRC”.  MGW-BC will serve as a development arm of the BAS Congo Province of the DRC.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q contains "forward-looking statements" relating to Millennium Group Worldwide Incorporated (the "Company") which represent the Company's current expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth.  For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements.  Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate" or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company's control.  Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out under the caption “Risk Factors” in our Prospectus, as declared effective January 2, 2009, occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements, and the notes thereto, included herein.  The information contained below includes statements of the Company's or management's beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.  For a discussion of forward-looking statements, see the information set forth in the Introductory Note to this Quarterly Report under the caption "Forward Looking Statements" which information is incorporated herein by reference.

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes.  Certain information and footnote disclosers normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosers are adequate to make the information presented not misleading.  The results for the six months ended June 2009 may not be indicative of the results for the entire year.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained herein.

Plan of Operation and Discussion of Operations

The goal of the Company is to create a network of businesses and services focused on and directed to, empowering of minorities in the United States, natives of Sub-Sahara Africa and certain Caribbean countries. The Company's activities continue to be primarily organizational and developmental in nature and as a “developmental stage” company, a significant amount of time is devoted to developing business relationships while identifying and evaluating potential projects, investment targets and the raising of capital.

The Company’s net loss for the second quarter of 2009 was $18,007 as compared to a $251,159 net loss for the same period last year, a 92.8 % improvement. The reduction in loses can be attributed to an increase in revenue and a decrease in operational expense. The increase in revenue of $22,914 was as a result of recognition of deferred revenue from the Company’s contract to install a fuel distribution and fire suppression system.

The reduction in operational expenses was primarily due to a reduction in travel expenses from $66,694 in 2008 verse $13,344 in the second quarter of 2009, an 80.1 % reduction. The Company also had a $60,000 reduction in administrative fees in the second quarter as a result of the effective date of the initial public offering on January 2, 2009. In 2008 the total operating expenses were $219,539 for the second quarter and in the second quarter of 2009 they were $40,921, an 81.4 % reduction.

On our June 30, 2009 Balance Sheet we have $402,955 of Current Assets as compared to $264,576 this period of June 2008, a 52.3 % increase. $400,000 of these Current Assets are in the form of a CD that is being used to secure a line of credit.

We have a $140,000 loan receivable from a joint venture project that the Company funded the start-up of the project.

On June 30, 2009 the Balance Sheet reflects Total Assets of $542,955 versa $264,576 in the second quarter of 2008, a 105.2 % increase.  The majority of these funds came from revenues received from our Fuel and Fire project.

The Company had Accounts Payable of $460,919 on June 30, 2009.  These funds are due to our subcontractor on the Fuel and Fire project.

The Company had a credit card bill due of $11,556 on June 30, 2009 as compared to a credit card bill of $35,332 on June 30, 2008, a 67.3 % reduction.  The Company has used this credit account as a primary payer of expenses for acquiring goods and services to support the day-to- day operations of the organization.

On June 30, 2009 the Company had other Current Liabilities of $812,666 versa $246,000 for the same period in 2008, a 230.4 % increase.  These other Current Liabilities were made up of $193,570 of Deferred Revenue, a $20,000 loan from an investor and $599,096 line of credit. On June 30, 2008 the Company only had $246,000 of Deferred Revenue.

Total Current Liabilities for June 30, 2009 were $1,285,141 as compared to June 30, 2008 of $281,307, a 356.9 % increase.

The Company had $1,357,113 of Long Term Liabilities as of June 30, 2009, compared to the  June 30, 2008 Long Term Liabilities of $718,347, an 88.9 % increase.  The current Long Term Liabilities are primarily made up of Accrued Fees of $357,500 and a Loan Payable of $993,124.  The Accrued fees are made up of administrative fees and rent payments that are due.  The Loan Payables  are made up of loans from stockholders and from firms owned or controlled by stockholders.  As a comparison, on June 30, 2008, the Accrued Fees were $222,500 and the Loan Payable was $489,358.

The Company’s Total Liabilities were $2,642,245 on June 30, 2009 versa $999,654 on June 30, 2008.  The increase in liabilities was a 164.3 % increase over last year.

On December 31, 2008 the Company’s Retained Earnings were -$4,656,777 and as of June 30, 2009 the Total Retained Earnings for the Company were -$5,016,296. The Income for the period of April through June 2009 was -$18,007 as compared to the same period last year it was -$251,159.

The operating income from March 31. 2009 was -$341,512 as compared to the operating income for this quarter of -$18,007, a 94.7 % improvement.

The Company has made strides in reducing its operating expenses.  Major efforts are being invested in attempts to raise new capital to permit our contended operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The twenty-two risk factors that may cause loss of investment listed in the prospectus still apply.

Item 4. CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, June 30, 2009.

Evaluation of Disclosure Controls and Procedures:

The Company’s Chief Executive Officer and Chief Financial Officer (hereafter “management”) carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, in light of the issue(s) referenced below in Management’s Annual Report on Internal Control over Financial Reporting, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Management’s Annual Report On Internal Control Over Financial Reporting:

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) for the Company.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009.  In performing this assessment, management has identified the following material weakness:

Absence of adequate segregation of duties relating to oversight and management of our systems

This resulted primarily from the fact that, due to our limited resources, we have only two employees.  As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This material weakness could result in a misstatement of our financial statements or related disclosures in our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

As a result of this material weakness in our internal control over financial reporting, our management concluded that our internal control over financial reporting, as of June 30, 2009, may not be effective. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting:

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The material weakness in our internal control over financial reporting described above for the quarter ended June 30, 2009 (absence of adequate segregation of duties) will be in the process of being remedied when the Company is able to  increase the staff along with revising policies and procedures.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Exhibit

31.1	Certification of Principal Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

32.2	Certification of Principal Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 17, 2009	MILLENNIUM GROUP WORLDWIDE INCORPORATED
/s/ Julius V. Jackson Sr,
Julius V. Jackson Sr., Chief Executive Officer, Chairman of the Board, (Principal Executive Officer)