Form 10-Q
period 2009-09-30
MILLENNIUM GROUP WORLDWIDE INC
filed 2009-11-16
CIK 1409327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission File Number ____________

MILLENNIUM GROUP WORLDWIDE INCORPORATED
(Exact name of Registrant as specified in its charter)

FLORIDA	82-0540176
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2825 N. Tenth Street St. Augustine, Florida 32084	(904) 808-0480
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, Including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ N0 ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

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

As of September 30, 2009, there were 6,250,000 shares of the Registrant’s common stock outstanding.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1	Financial Statements	3

	Consolidated Balance Sheets as of September 30, 2009 and 2008 (Unaudited)	3

	Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008 (Unaudited)	4-5

	Consolidated Statements of Cash Flows for the three months ended September 30, 2009 and 2008 (Unaudited)	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

	Exhibit Index	13

	Signature	13

	EX- 31.1

	EX- 31.2

	EX- 32.1

	EX- 32.2

Item 1 Financial Statements:

Millennium Group Worldwide Incorporated
Condensed Consolidated Balance Sheet
(Unaudited)

	Sept 30, 09	Sept 30, 08
ASSETS
Current Assets
Checking/Savings
Mercantile Bank	.508.23	-
Mercantile Bank (CD)	400,000.00	-
Wachovia 4433	40.91	38,556.16
Wachovia 4446	1060.5	1,090.50
Wachovia 6593	-	20,896.54
Wachovia 7735	-	12,150.00
Wachovia 8904	114.12	-
Total Checking/Savings	401,723.76	72,693.20
Other Current Assets
Loan receivable	727,364.79	-
Total Other Current Assets	727,364.79	-
Total Current Assets	1,129,088.55	72,693.20
TOTAL ASSETS	1,129,088.55	72,693.20
LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable
2000 · Accounts Payable	2,591,676.57	-25.00
Total Accounts Payable	2,591,676.57	-25.00
Credit Cards
American Express	-	10,635.65
Total Credit Cards	-	10,635.65
Other Current Liabilities
Deferred Revenue	170,656.20	246,000.00
Mercantile Bank (LOC)	599,096.00	-
Total Other Current Liabilities	769,752.20	246,000.00
Total Current Liabilities	3,361,428.77	256,610.65
Long Term Liabilities
Accrued fees	357,500.00	287,500.00
Accrued interest	-	6,489.19
Loan Payable	1,073,062.68	561,927.89
Total Long Term Liabilities	1,430,562.68	855,917.08

Total Liabilities	4,791,991.45	1,112,527.73
Equity
1110 · Retained Earnings	-4,669,768.48	-3,290,587.45
1520 · Capital Stock	2,916,997.00	3,006,986.51
Net Income	-1,910,131.42	-756,233.59
Total Equity	-3,662,902.90	-1,039,834.53
TOTAL LIABILITIES & EQUITY	1,129,088.55	72,693.20

Millennium Group Worldwide Incorporated
Condensed Consolidated Profit and Loss
(Unaudited)

	Jul – Sep 09	Jul – Sep 08
Ordinary Income/Expense
Income
Revenue	0.01
4060 · Construction	22,914.00	-
Total Income	22,914.01	-

Gross Profit	22,914.01	-

Expense
Administrative	-	60,000.00
Building Maintenance	-	72.74
Medical Expense	62.89	1,522.04
Rental Space	110.00	315
6110 · Automobile Expense	63.60	15,110.50
6120 · Bank Service Charges	131.00	165.81
6140 – Contributions		550.00
6160 · Dues and Subscriptions	-	-
6180 · Insurance	-	-
Auto	-	5,129.54
6180 · Insurance - Other	-	635.62
Total 6180 · Insurance	-	5,765.16
6200 · Interest Expense		-
6220 · Loan Interest	12184.06	3563.64
6230 · Licenses and permits	-	720.00
6240 – Miscellaneous	13,050.00	0
6250 · Postage and Delivery	-	433.72
6260 · Printing and Reproduction	-	-1.81
6270 · Professional Fees
Construction	244,845.13	-
Consulting	221,222.36	30,731.86
CPE Classes	-	6,917.58
6650 · Accounting	-	5,750.00
6270 · Professional Fees - Other	908,563.79	45,313.00
6280 – Legal Fees	86,680.00	1,000.00
Total 6270 · Professional Fees	1,461,311.28	89,712.44

6290 · Rent	17,000.00	11,155.52
6300 · Repairs
6310 · Building Repairs	-	107.71
6320 · Computer Repairs	40.30	44.99

6330 · Equipment Repairs	-	-
6300 · Other	-	910.00
Total 6300 · Repairs	40.30	1,062.70
6340 · Telephone
Internet	171.80	716.52
6340 · Telephone - Other	467.92	11,189.42
Total 6340 · Telephone	639.72	11,905.94
6347 · Fuel
Gasoline	494.40	5,679.60
Total 6347 · Fuel	494.40	5,679.60
6350 · Travel & Ent
6360 · Entertainment	296.74	106.28
6370 · Meals	3,321.14	4,654.82
6380 · Travel	46,809.41	56,238.69
6381 · Lodging	-	5,086.19
6350 · Travel & Ent - Other	29,752.76	36,874.31
Total 6350 · Travel & Ent	80,180.05	102,960.29
6390 · Utilities
6400 · Gas and Electric	-	2,439.16
6410 · Water	-	456.20
Total 6390 · Utilities	-	2,895.36

6490 · Landscaping	-	1,600.00
6520 – Job Materials	-	1,080.00
6550 · Office Supplies	-	1,751.63
6750 · Subcontractors	-	12,220.00
Total Expense	1,585,267.30	330,240.28
Net Ordinary Income	-1,562,353.29	-330,240.28
Other Income/Expense
Other Income
7010 · Interest Income	.02	-
Total Other Income	.02	-

Other Expense
8010 · Other Expenses	650.00	-
Total Other Expenses	650.00	-
Other Expense
Net Other Income	-649.98	-
	-1,563,003.27	-330,240.28

Millennium Group Worldwide Incorporated
Condensed Consolidated Cash Flows
(Unaudited)

	Jul – Sep 09	Jul – Sep 08
OPERATING ACTIVITIES
Net Income	---1,563,003.27	-330,240.28
Adjustments to reconcile Net Income
to net cash provided by operations:
Loan receivable	-587,364.79
2000 – Accounts Payable	2,143,257.31
American Express	-11,555.96	-24,695.95
Deferred Revenue	-22,914.00
Net cash provided by Operating Activities	-41,581.71	-354,936.23
FINANCING ACTIVITIES
Accrued fees	-6,489.19	65,000.00
Loan Payable	46,938.93	72,570.00
1520- Capital Stock		25,474.37
Net cash provided by Financing Activities	40,449.74	163,044.37
Net cash increase for period	-1,130.97	-191,891.86
Cash at beginning of period	402,854.73	264,585.06
Cash at end of period	401,723.76	72,693.20

MILLENNIUM GROUP WORLDWIDE INCORPORATED
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1-Consolidated Financial Statements
The unaudited consolidated financial statements include the accounts of Millennium Group Worldwide Incorporated (the “Company”). All significant intercompany balances and transactions have been eliminated. The consolidated financial statements at September 30, 2009, and for the three months ended September 30, 2009 and 2008, are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods.

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

NOTE 3 – Going Concern:

The Company incurred net losses from operations of $5,016,296.76 from March 2002 (inception) through September 30, 2009. As of September 30, 2009, the Company’s total liabilities exceeded its total assets. The Company’s recurring losses since its inception raise substantial doubt about its ability to continue as a going concern. The Company believes the current level of working capital will not be sufficient to fund its operations until it expects to start generating positive income from operations. Therefore, the Company anticipates raising capital through the issuance of new equity.

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

Note 5 - Deferred Revenue:

Deferred revenue is recorded when payments are received in advance of performing our service obligations and is recognized over the service period. Current deferred revenue is included in deferred revenue in current liabilities on our balance sheets. Current deferred revenue was $170,656.20 on September 30, 2009.

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

The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes.  Certain information and footnote disclosers normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosers are adequate to make the information presented not misleading.  The results for the nine months ended September 2009 may not be indicative of the results for the entire year.

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

The Company’s net loss for the third quarter of 2009 was $1,563,003.27 as compared to a $330,240.28 net loss for the same period last year, a 373.29 % increase.  The increase in losses can be attributed to an increase in the amount of debt resulting from consultants that had done work for the Company but had not billed for their work and categorization of loans not previously booked as debt to affiliates. The Company continued to show a reduction in operational expenses.  The reduction in operational expenses was primarily due to a reduction in travel expenses from $102,960.29 in 2008 verse $80,180.05 in the third quarter of 2009, a 22.13 % reduction.

Total Income for the 3rd quarter was $22,914.01.  The total income from January 1 – September 30, 2009 was $68,742.01. Total income as of September 30, 2008 was $12,000.00.

Total Interest Expense for the 3rd quarter was $12,184.06.  The total interest expense from January 1 – September 30, 2009 was $73,438.78. The interest expense as of September 30, 2008 was $18,687.24.

Total Professional Fees for the 3rd quarter was $1,461,311.28.  The total professional fees from January 1 – September 30, 2009 was $1,640,699.21. The professional fees as of September 30, 2008 were $164,973.43.

Total Travel & Entertainment Expense for the 3rd quarter was $80,180.05.  The total travel & entertainment expense from January 1 – September 30, 2009 $165,715.88. The travel & entertainment expense as of September 30, 2008 was $213,822.52.

Total Expenses for the 3rd quarter was $1,585,267.30.  The total expenses from January 1 – September 30, 2009 was $1,978,260.52. The total expenses at September 30, 2008 was $768,233.59.

Net Income for the 3rd quarter was <$1,563,003.27>.  The net income from January 1 – September 30, 2009 was <$1,910,131.42>. The net income as of September 30, 2008 was <756,233.59>.

Total Checking / Saving balance at September 30, 2009 was $401,723.76 as compared to $72,693.20 on September 30, 2008.  This is a 452.6% improvement.

Total Loans Receivable at September 30, 2009 was $727,364.79 as compared to - 0 – at September 30, 2008.

Total Assets at September 30, 2009 was $1,129,088.55 as compared to $72,693.20 on September 30, 2008.  This is a 1,453.2% improvement.

Total Accounts Payable at September 30, 2009 was $2,591,676.57 as compared to <$25.00> at September 30, 2008.  This was a 10,366,806.3% increase.

Total Credit Card Liabilities at September 30, 2009 was – 0 – as compared to $10,635.65 on September 30, 2008.  This was a 100% reduction in this liability.

Other Current Liabilities at September 30, 2009 was $769,752.20 as compared to $246,000.00 on September 30, 2008.  This was a 212.9% increase in liabilities.

Total Current Liabilities at September 30, 2009 was $3,361,428.77 as compared to $256,610.65 on September 30, 2008.  This was a 1,209.9% increase in liabilities.

Accrued Fees at September 30, 2009 were $357,500.00 as compared to $287,500.00 as of September 30, 2008.  This was a 24.4% increase in accrues.

Loan Payables at September 30, 2009 were $1,073,062.68 as compared to $561,927.89 as of September 30, 2008.  This is a 91.6% increase in loans payable.

Total Long Term Liabilities as of September 30, 2009 were $1,430,562.68 as compared to $855,917.08 as of September 30, 2008.  This is a 67.1% increase in long term liabilities.

Total Liabilities at September 30, 2009 were $4,791,991.45 as compared to $1,112,527.73 as of September 30, 2008.  This was a 330.7% increase in total liabilities.

Total Retained Earnings as of September 30, 2009 were <$4,669,768.48> as compared to <$3,290,587.45> on September 30, 2008.  This was a<41.9%> change in retained earnings.

Net Income as of September 30, 2009 was <$1,910,131.42> as compared to <756,233.59> as of September 30, 2008.  This was a <152.6%> change.

Total Equity as of September 30, 2009 was <$3,662,902.90> as compared to <$1,039,834.53> on September 30, 2008.  This is a <252.3%> change in equity.

Total Liabilities & Equity as of September 30, 2009 was $1,129,088.55 as compared to $72,693.20 on September 30, 2008.  This is a 1,453.2% change in total liabilities & equity

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The twenty-two risk factors that may cause loss of investment listed in the prospectus still apply.

Item 4. CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, September 30, 2009.

Evaluation of Disclosure Controls and Procedures:

The Company’s Chief Executive Officer and Chief Financial Officer (hereafter “management”) carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. Based upon that evaluation, in light of the issue(s) referenced below in Management’s Annual Report on Internal Control over Financial Reporting, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Management’s Annual Report On Internal Control Over Financial Reporting:

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) for the Company.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009.  In performing this assessment, management has identified the following material weakness:

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

As a result of this material weakness in our internal control over financial reporting, our management concluded that our internal control over financial reporting, as of September 30, 2009, may not be effective. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting:

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The material weakness in our internal control over financial reporting described above for the quarter ended September 30, 2009 (absence of adequate segregation of duties) will be in the process of being remedied when the Company is able to increase the staff along with revising policies and procedures.

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

Date: November 13, 2009	MILLENNIUM GROUP WORLDWIDE INCORPORATED

/s/ Gordon G. Murdock
Gordon G. Murdock, Chief Executive Officer, Chairman of the Board, (Principal Executive Officer)