Form 10-Q
period 2011-06-30
MILLENNIUM GROUP WORLDWIDE INC
filed 2011-08-22
CIK 1409327

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-53104

Onteco Corporation
(Name of small business issuer in its charter)

Nevada	51-0668045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
19495 Biscayne Blvd. Suite 411 Aventura, Florida 33180 (Address of principal executive offices)
(305) 932-9795 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 15, 2011
Common Stock, $0.001	253,058,765

ONTECO CORPORATION

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

ONTECO CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Financial Statements
(Expressed in U.S. Dollars)

ONTECO CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	As of June 30, 2011 (unaudited)	As of December 31, 2010 (audited)
ASSETS
CURRENT ASSETS
Cash in Banks	$86,845	$62,428
Due from NexPhase Lighting	-	35,150
Project Development Costs	-	27,600
Accounts Receivable	37,500	-
Shop Supplies	7,500	-
Prepaid Expenses	541	-
TOTAL CURRENT ASSETS	132,386	125,178

FIXED ASSETS
Property and Equipment - Net	41,827	-

TOTAL FIXED ASSETS	41,827	-

OTHER ASSETS
Security Deposits	11,709	-
Intellectual Property	2,988,607	-

TOTAL OTHER ASSETS	3,000,316	-

TOTAL ASSETS	$3,174,529	$125,178
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable	$3,531	$1,942
Accrued Interest	57,178	-
Accrued Employee Compensation	398,000	308,000
Sales Tax Payable	2,678	-
Notes Payable – Related Parties	718,799	224,855
Notes Payable – Third Parties	289,590	57,100

TOTAL CURRENT LIABILITIES	1,469,776	591,897

OTHER LIABILITIES	-	-

TOTAL LIABILITIES	1,469,776	591,897

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.001 Par Value: 100,000,000 Shares Authorized; Zero Shares Issued and Outstanding At December 31, 2010 and 2009, Respectively	-	-
Common Stock, $0.001 Par Values; 750,000,000 Shares & 75,000,000 Shares Authorized; 253,058,765 and 116,890,258 Issued and Outstanding at June 30, 2011 and 2010, Respectively	253,303	116,890
Paid in Capital	2,875,720	194,132
Treasure Stock	(61,000)	-
Accumulated Deficit	(1,363,270)	(777,741)

TOTAL STOCKHOLDERS’ DEFICIT	1,704,753	(466,719)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,174,529	$125,178

See Notes to Consolidated Financial Statements

ONTECO CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended 06/30/2011 (unaudited)	Three Months Ended 06/30/2010 (unaudited)	Six Months Ended 06/30/2011 (unaudited)	Six Months Ended 06/30/2010 (unaudited)	Cumulative Results From Inception 12/31/2007 Through 06/30/2011 (unaudited)
REVENUE
Total Revenue	$34,271	$-	$79,437	$-	$79,437

COSTS OF GOODS
Total Costs of Goods	25,704	-	36,010	-	36,010

GROSS PROFIT	8,567	-	43,427	-	43,427

EXPENSES
General & Administrative	21,760	3,671	52,058	3,671	129,667
Investor Relations	63,834	-	-	-	118,012
Occupancy - Headquarters	19,161	-	34,179	-	39,482
Officer Compensation	36,500	45,000	73,000	240,000	78,000
Professional Fees	27,698	225	64,253	11,175	104,205
Staff Compensation	104,920	-	202,670	-	547,670
Stock-Based Compensation	-	-	118,012	-	290,055
Total Expenses	273,873	48,896	544,172	254,846	1,307,091

OPERATING LOSS	265,306	48,896	500,745	254,846	1,263,664

OTHER EXPENSES
Depreciation Expense	2,521	-	4,935	-	4,935
Gain/(Loss) on Disposition	-	-	-	-	567
Interest Expense	25,956	-	52,249	9,755	65,504
Write-off – Project Development	27,600	-	27,600	-	27,600
Write-off Amount Due from Other	-	-	-	1,000	1,000
Total Other Expenses	56,077	-	84,784	10,755	99,606

NET LOSS BEFORE PROVISION FOR INCOME TAXES	321,383	48,896	585,529	265,601	1,363,270

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	321,383	48,896	585,529	$265,601	1,363,270

Basic Loss Per Share	$0.00	$0.00	$0.00	$0.01	$0.00
Fully Diluted Loss Per Share	$0.00	$0.00	$0.00	$0.00	$0.00

Weighted Average Number of Common Shares	147,511,230	25,075,632	139,182,321	25,075,632	63,264,691
Fully Diluted Weighted Average Number of Common Shares	147,511,230	25,075,632	139,182,321	25,075,632	63,264,691

See Notes to Consolidated Financial Statement

ONTECO CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended 06/30/2011 (unaudited)	Three Months Ended 06/30/2010 (unaudited)	Six Months Ended 06/30/2011 (unaudited)	Six Months Ended 06/30/2010 (unaudited)	Cumulative Results From Inception 12/31/2007 Through 06/30/2011 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(321,383)	(48,896)	$(585,529)	(265,601)	(1,363,270)

Adjustments to Reconcile Net Loss To Cash Provided (Used) by Operations

Stock-Based Compensation – Consolidated	-	-	-	-	295,605
Stock-Based Compensation – NexPhase	-	-	-	-	(5,550)
Write-off Amounts Due from Others	-	-	-	1,000	-
Disposition of Software	-	-	-	-	567
Depreciation	2,520	-	4,935	-	4,935

Increase (Decrease) in Operating
Assets and Liabilities:

Accounts Receivable	(30,600)	-	(37,500)	-	(37,500)
Prepaid Insurance	-	-	(541)	-	(541)
Due To Onteco	(20,000)	-	242,254	-	242,254
Due From NexPhase Lighting	12,500	-	(242,254)	-	(277,404)
Shop Supplies	(7,500)	-	(7,500)	-	(7,500)
Accounts Payable	3,032	-	1,043	-	2,984
Accrued Interest	25,455	-	45,645	-	45,645
Accrued Expenses	-	-	-	(59,000)	-
Sales Tax Payable	-	-	2,678	-	2,678
Accrued Employee Compensation	45,000	42,000	90,000	237,000	398,000

NET CASH USED BY OPERATIONS	(290,976)	(6,896)	(486,769)	(86,601)	(705,065)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of Software	-	-	-	-	(567)
Project Development Costs	27,600	-	27,600	(27,600)	(27,600)
Write off Project Development	-	-	-	-	27,600
Security Deposits	-	-	(7,589)	-	(7,589)
Purchase of Office Equipment	(2,248)	-	(12,201)	-	(12,202)

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	25,352	-	7,810	(27,600)	(20,358)

	Three Months Ended 06/30/2011 (unaudited)	Three Months Ended 06/30/2010 (unaudited)	Six Months Ended 06/30/2011 (unaudited)	Six Months Ended 06/30/2010 (unaudited)	Cumulative Results From Inception 12/31/2007 Through 06/30/2011 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of Common Stock	-	-	-	-	5,567
Proceeds from Notes Payable	179,050	15,000	431,434	122,305	611,108
Stock Issued to Acquire NexPhase	-	-	2,700,000	-	2,700,000
Conversion of Notes Payable	117,860	-	118,000	-	136,716
Investment in Subsidiary - NexPhase	-	-	(2,700,000)	-	(2,700,000)
Payments on Note Payable	-	(2,750)	-	(2,750)	(11,750)
Repurchase Stock – Treasure Stock	-	-	(61,000)	-	(61,000)
Common Stock Issued – Consulting Agreement.	-	-	-	-	200,685
Common Stock Returned – Consulting Agreement	-	-	-	-	(84,000)

NET CASH FROM INVESTING ACTIVITIES	296,910	12,250	488,434	119,555	797,326

NET INCREASE (DECREASE) IN CASH	31,286	5,354	9,475	5,354	71,903

CASH AT BEGINNING OF PERIOD	55,559	-	77,370	-	14,942

CASH AT END OF PERIOD	86,845	5,354	86,845	5,354	86,845

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

Interest Paid	-	-	-	-	-
Income Taxes Paid	-	-	-	-	-
Stock-Based Compensation	-	-	-	-	$290,055

See Notes to Consolidated Financial Statements

ONTECO CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
JUNE 30, 2011

	Common Stock	Common Stock	Additional Paid In	Treasury Stock	Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital		Stage	Deficit

Common Stock Issued Per Court Order Dec. 31, 2007	567,324	$567	$-	$-	$-	$567

Net Loss for the Year Ended Dec. 31, 2007	-	-	-	-	(225)	(225)

Balance, Dec. 31, 2007	567,324	567	-	-	(225)	342

Common Stock Issued Per Court Order Jan. 15, 2008	1,000,000	1,000	-	-	-	1,000

Common Stock Issued For Cash Feb. 4, 2008	4,000,000	4,000	-	-	-	4,000

Net Loss for Year Ended Dec. 31, 2008	-	-	-	-	(3,775)	(3,775)

Balance, Dec. 31, 2008	5,567,324	5,567	-	-	(4,000)	(3,775)

Common Stock Issued For Warrants Sept. 22, 2009	28,571,429	28,571	(28,571)	-	-	-

Common Stock Issued For Compensation Sept. 23, 2009	35,851,505	35,852	71,703	-	-	107,555

Net Loss for the Year Ended Dec. 31, 2009	-	-	-	-	(172,122)	(172,122)

Balance, Dec. 31, 2009	69,990,258	69,990	43,132		(176,122)	(63,000)

Common Stock Issued For Conversion of Note Oct. 7, 2010	14,400,000	14,400	1,000	-	-	15,400

Common Stock Issued For Compensation Nov. 25, 2010	12,500,000	12,500	50,000	-	-	62,500

Common Stock Issued For Consulting Agrmt. Dec. 1, 2010	4,000,000	4,000	20,000	-	-	24,000

Common Stock Issued For Consulting Agrmt. Dec. 10 2010	16,000,000	16,000	80,000	-	-	96,000

Net Loss for the Year Ended Dec. 31, 2010	-	-	-	-	(601,619)	(601,619)

Balance, Dec. 31, 2010	116,890,258	116,890	194,132		(777,741)	(466,719)

Common Stock Issued For Acquisition of Subsidiary –NexPhase, Feb. 14, 2011	67,500,000	67,500	2,632,500	-	-	2,700,000

Common Stock Issued For Conversion of Note, Feb. 25, 2011	1,315,790	1,316	-	-	-	1,316

Common Stock Issued For Conversion of Note. Mar. 10,2011	4,000,000	4,000	-	-	-	4,000

Common Stock Issued For Consulting Services March 15, 2011	1,666,667	1,667	23,333	-	-	25,000

Common Stock Issued For Consulting Services March 17, 2011	100,000	100	1,250	-	-	1,350

Common Stock Issued For Conversion of Note, Mar. 23, 2011	2,032,521	2,033	10,467	-	-	12,500

Common Stock Issued For Consulting Services March 23, 2011	1,000,000	1,000	11,300	-	-	12,300

Common Stock Issued For Consulting Services March 23, 2011	1,250,000	1,250	14,125	-	-	15,375

Common Stock Issued For Consulting Services March 23, 2011	1,000,000	1,000	11,300	-	-	12,300

Common Stock Cancelled For Consulting Services March 31, 2011	(14,000,000)	(14,000)	(70,000)	-	-	(84,000)

Common Stock Re-Purchased By NexPhase Investors March 31, 2011	(244,000)	-	-	(61,000)	-	(61,000)

Net Loss for the Quarter Ended March 31, 2011	- -	-	-	-	(264,146)	(264,146)

Balance, March 31, 2011	182,511,236	182,756	2,828,407	(61,000)	(1,041,887)	1,908,276

Common Stock Issued For Consulting Agrmt. April 5, 2011	1,200,000	1,200	6,960	-	-	8,160

Common Stock Issued For Conversion of Note April 7, 2011	9,500,000	9,500	-	-	-	9,500

Common Stock Issued For Conversion of Note April 7, 2011	9,000,000	9,000	9,000	-	-	18,000

Common Stock Issued For Conversion of Note April 13, 2011	1,875,000	1,875	5,625	-	-	7,500

Common Stock Issued For Conversion of Note May 4, 2011	5,000,000	5,000	-	-	-	5,000

Common Stock Issued For Consulting Agrmt. May 23, 2011	1,000,000	1,000	-	-	-	1,000

Common Stock Issued For Conversion of Note May 23, 2011	10,500,000	10,500	-	-	-	10,500

Common Stock Issued For Conversion of Note May 26, 2011	3,076,924	3,077	6,923	-	-	10,000

Common Stock Issued For Consulting Services June 7, 2011	2,000,000	2,000	3,200	-	-	5,200

Common Stock Issued For Conversion of Note June 10, 2011	11,000,000	11,000	-	-	-	11,000

Common Stock Issued For Conversion of Note June 20, 2011	12,000,000	12,000	-	-	-	12,000

Common Stock Issued For Conversion of Note June 21, 2011	4,395,605	4,395	15,605	-	-	20,000

Net Loss for the Quarter Ended, June 30, 2011	-	-	-	-	(321,383)	(321,383)

Balance, June 30, 2011	253,058,765	$253,303	$22,875,720	$(61,000)	$(1,363,270)	$1,704,753

See Notes to Consolidated Financial Statements

ONTECO CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2011

1.
Nature of Operations and Continuance of Business

Onteco Corporation and Subsidiary ("the Company") was organized under the laws of the State of Nevada on December 31, 2007. The Company is a Developmental Stage Company, as defined by ASC 915-10 “Accounting and Reporting by Development Stage Enterprises”.

 The Company was established as part of the implementation of the Chapter 11 plan of reorganization of Arrin Systems, Inc. ("Arrin").  Arrin filed for Chapter 11 Bankruptcy in April 2007 in the U.S. Bankruptcy Court for the Southern District of California.  Arrin’s plan of reorganization was confirmed by the Court on December 12, 2007 and became effective on December 30, 2007.  The plan of reorganization provided for the establishment of the Issuer and the sale to the Issuer of Arrin’s proprietary software (used in the employee background screening industry) in exchange for 567,324 shares of InfoSpi’s common stock which were distributed to Arrin’s general unsecured creditors.  The Company has been in the development stage since its formation and has realized minor revenues from its planned operations.

Management believes the Company lacks the resources to effectively market its services on its own and is therefore engaged in a search for a merger or acquisition partner with the resources to either develop this business or enter another line of business which will bring value to the Issuer's shareholders.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has generated minor revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At June 30, 2011 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.  As of June 30, 2011, the Company has generated minor revenues and has accumulated losses of $1,424,026 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Acquisition of NexPhase Lighting

•
Effective on February 14, 2011, the Board of Directors of Onteco Corporation and Subsidiary, a Nevada corporation the (“Company”), approved and authorized the execution of a definitive agreement dated February  14, 2011 (the “Agreement”) among the Company, NexPhase Lighting, Inc., a privately held Florida corporation (“NexPhase”)., and the shareholders of NexPhase (the “NexPhase Shareholders”). In accordance with the terms and provisions of the Agreement: (i) the Company acquired from the NexPhase Shareholders an aggregate 55,622,000 shares of common stock of NexPhase representing the total issued and outstanding shares of NexPhase; (ii) in exchange thereof, the Company issued to the NexPhase Shareholders an aggregate 67,500,000 shares of its restricted common stock generally in proportion to the equity holdings of the NexPhase Shareholders; (iii) NexPhase transferred and assigned to the Company all existing material contracts including those related to distribution, licensing and marketing and those dealing with the grant of rights for the use of any and all intellectual property; (iv) the Company assumed all other assets of NexPhase, including licenses, royalty rights, equipment, product designs, marketing and sale materials, logos, trademarks, copyrights and website; and

(v) the Company further assumed all liabilities of NexPhase, including all trade and debt obligations.  Therefore, as of the date of this Current Report, NexPhase has become the wholly-owned subsidiary of the Company.

NexPhase is in the business of designing, developing, manufacturing and marketing a high quality and high efficiency full line of LED intelligent lighting fixtures and control systems for commercial applications and projects involving both new construction and retrofits (the “LED Lighting Fixtures”). In its planned manufacturing, NexPhase will use the highest quality products in the manufacture of its LED Lighting Fixtures in order to provide its customers with an approximate six-year or 50,000 hour warranty on its fixtures. It will utilize Cree and other leading manufacturer LEDs and photo-metrics and thermal management in the manufacture of all LED Lighting Fixtures, and management believe that the resultant NexPhase LED Lighting Fixtures produced will be of the highest quality and highest reliability of any lighting products.

•
NexPhase Lighting - Material Contract

We received an order on March 16, 2011 to supply over 800 units of our 5-watt MR16 and 15 watt PAR38 lamped LED product to the 1060 Brickell Avenue Condominium Association. The products have been on trial at the two tower facility since July 2010 and January 2011, the board of directors of the condominium association approved the first phase of LED adoption in the buildings. The 5-watt MR16 product is primarily used in the interior of the building and will be deployed throughout the lobby and residential areas. It will be replacing 10-watt halogen lamps. The 15-watt PAR 38 product will be used mainly in the exterior entrance area and will be replacing 100-watt halogen lamps. Management believes that the first phase of the LED retrofit project is projected to save the association about $4,000 monthly in electricity costs with a full payback in approximately one year.

We received our first sales channel order for multiple units of our LED 100 watt High Bay fixture for warehouse use from a large south-Florida based retailer. In this installation, we will replace 400-watt conventional light source fixtures with the 100-watt LED technology. Management believes that the LED fixtures will provide the warehouse significant energy savings while also providing much greater life hours and better delivered light.

•
NexPhase Lighting - Ingredient Branding and Trademark License Agreement

On March 3, 2011, we entered into an ingredient branding and trademark license agreement (the “Branding and License Agreement”) with Cree, Inc. (“Cree”), which is a market-leading innovator of lighting class LEDs. In accordance with the terms and provisions of the Branding and License Agreement, Cree will provide to us their MX-6 LEDs for use in our troffer. We believe that the MX-6 provides better color consistency and higher reliability than incumbent solutions. The MX-6 delivers higher lumen output without having to compromise between light output and efficacy. We will also be able to display the Cree logo on our website, marketing materials and packaging.

•
NexPhase Lighting - Patent

On February 10, 2011, we have filed a U.S. patent application. The patent is a utility patent that covers our intelligent solution and was filed with the United States Patent, Trademark and Copyright Office. When we believe it is appropriate and cost effective, we intend to make corresponding international, regional or national filings to pursue patent protection in other parts of the world. In some cases, we rely on confidentiality agreements and trade secret protections to protect our proprietary technology. In addition, we license and have cross-licensing arrangements with respect to third-party technologies that are incorporated into some elements of our design activities, products and manufacturing processes.

•
NexPhase Lighting – Intellectual Property Appraisal

On February 22, 2011, we received an intellectual property appraisal services reports (the “Appraisal Services Report”) from Pellegrino & Associates LLC (“Pellegrino”). The Appraisal Services Report was commissioned by us regarding the value of the new patent pending NexPhase intellectual property, which is estimated at approximately $17,200,000.  The key points contained in the Appraisal Services Report are as follows:

The valuation model indicates the fair market value of the intellectual property at a 90% confidence level is between $6,820,229 and $41,109,593, with a mean value of $19,710,311 and a median value of $17,216,091. Pellegrino used the statistical median as its expected value, as it removes the impact of improbable outliers. Therefore, it is the opinion of Pellegrino, based upon a reasonable degree of probability within the valuation profession, that the fair market value of the intellectual property is $17,216,091 using the income approach to value.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America and are expressed in U.S. dollars.  The Company’s fiscal year end is December 31st.

Nature of Business

Onteco Corporation and Subsidiary was founded to develop innovative, practical and cost-effective solutions to some of the most significant environmental challenges facing industries and governments around the world. Additionally, these solutions must show promise of generating profits for the company. Specifically the company has determined that one industry that meets both of the above-mentioned prongs of criteria is the Energy Saving Lighting Industry.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to its deferred income tax asset valuation allowances.

The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, prepaid expenses and payables due to a stockholder.  The carrying amount of cash, prepaid expenses and payables approximates fair value because of the short-term nature of these items.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in foreign currencies and management has adopted ASC 830-20 “Foreign Currency Translation”.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Beneficial Conversion Feature of Convertible Notes Payable

The Company accounts for convertible notes payable in accordance with the guidelines established by APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants ("APB No. 14"), Emerging Issues Task Force ("EITF") 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27, Application of Issue No 98-5 To Certain Convertible Instruments. The Beneficial Conversion Feature ("BCF") of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible note when issued and also records the estimated fair value of the warrants issued with those convertible notes.

The BCF of a convertible note is measured by allocating a portion of the note's proceeds to the warrants and as a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital. The Company calculates the fair value of warrants issued with the convertible note using the Black Scholes valuation model and uses the same assumptions for valuing employee options in accordance with SFAS No. 123R. The only difference is that the contractual life of the warrants is used.

The value of the proceeds received from a convertible note is then allocated between the conversion features and warrants on a relative fair value basis. The allocated fair value is recorded in the financial statements as a debt discount (premium) from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is credited to interest expense.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC740. “Accounting for Income Taxes” The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently exacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduced deferred tax assets to the amount that is believed more likely than not to be realized.

Loss per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.  Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Accounting for Obligations and Instruments Potentially to be settled in the Company’s Own Stock

We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with FASB ASC 815 Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Valuation of Long-lived Assets

The Company reviews the recoverability of its long-lived assets; including buildings, equipment and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

The Company amortizes the costs of other intangibles (excluding goodwill) over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required. At June 30, 2011 and 2010, the Company has no impaired carrying value of its intangible assets.

Fair Value Accounting

On October 1, 2010, we adopted Accounting Standards Codification ASC 820, “Fair Value    Measurements.” which defines fair value, establishes guidelines for measuring fair value and expands  disclosures regarding fair value measurements.  ASC 820 does not require any new fair value measurements, and has been partially deferred for non-financial assets and non-financial liabilities,  except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The partial adoption of ASC 820 for financial assets and liabilities did not have a material impact on our financial position, results of operations or cash flow.

Revenue and Expense Recognition

Revenue is recognized when earned rather than when received. Sales are recognized when a product is delivered or shipped to the customer and all material conditions relating to the sale have been substantially performed. Expenses are charged to operations as incurred.

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.   Under certain circumstances, the Company recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 139 and American Institute of Certified Public Accountants Statement of Position 00-2 (collectively referred to as "SOP 00-2"). The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. For the three months and six months ended June 30, 2011 and 2010, there were no deferred revenues.

Stock-based Compensation

The Company accounts for employee stock-based compensation costs such that all share-based payments to employees, including grants of employee stock options, are recognized in our statements of operations based on their fair values. Unless otherwise determined, the Company will utilize the Black-Scholes option pricing model, as appropriate, to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock-based compensation. Other factors considered by the Company when issuing stock-based compensation include:

1.	A lack of observable market price because of the minimal volume of shares that had been traded on any independent market since inception of the Company,
2.	The volatility of the market price due to the limited marketability of the shares,
3.	The number of shares being issued compared to the number of shares of common stock outstanding prior to the stock issuance,
4.	The unregistered status of the shares which limits the marketability of the shares,
5.	The fact that issuance of the shares may not change who is in control of the Company, and
6.	The estimated value of the services provided.

During the years ended June 30, 2011 and 2009, the Company recorded stock-based compensation expenses related to issuances of stock to the Company's employees, directors and consultants; in the amount of $0 and $107,555, respectively.

Recent Accounting Pronouncements

As of the date of these financial statements, management has considered and included all current standards through and including FASB ASU Update No. 2011-07 – Health Care Entities (Topic 954) and does not anticipate the retroactive application of any new accounting standard(s) to change the financial statements as currently presented.

3.	Project Development Cost

On January 15, 2010 the Company engaged an engineering firm to design, plan and supervise the development of proprietary “critical reactor” equipment to be used in environmentally friendly sewer and sludge conversion and used tire and plastic recovery. The initial cost of this project, in the amount of $27,600 was capitalized pending the results of the Company’s efforts to commercialize this technology. On June 30, 2011, Management determined that although the critical reactor project was commercially feasible, it was in the best interest of the company to commit all future funding to the NexPhase Lighting subsidiary.  Therefore, at June 30, 2011, the project development cost in the amount of $27,600 was written off.

4.	Notes Payable – Related Parties – Onteco

		2010	2009
●
On February 10, 2010 the Company entered into a convertible promissory note with a web designer for services rendered in the amount of $3,150. Terms include bonus interest of $315, the note is payable on demand and has no stated interest rate or due date. On January 3, 2011 the parties amended the terms and conditions of the promissory note as follows:

The “Note Conversion Price” shall be adjusted from $0.03 to the par value    of the common stock, or $0.001 per share representing 3,465,000 unregistered common shares. No payments have been made on this note.

On February 25, 2011 a portion of the note in the amount of $1,316 was converted to Common Stock.
		2,149	-

●	On August 9, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $5,000. Terms include simple interest at ten percent (10.0%), the note is due on August 9, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	5,000	-

●	On August 25, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $4,000. Terms include simple interest at ten percent (10.0%), the note is due on August 25, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	4,000	-

●	On September 2, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $20,000. Terms include simple interest at ten percent (10.0%), the note is due on September 2, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	20,000	-

●	On October 13, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on October 13, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	3,000	-

●	On November 4, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $19,600. Terms include simple interest at ten percent (10.0%), the note is due on November 4, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	19,600	-

●	On November 8, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $5,500. Terms include simple interest at ten percent (10.0%), the note is due on November 8, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	5,500	-

●	On November 30, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $9,300. Terms include bonus interest of $930, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.001 per share or 9,300,000 unregistered common shares. No payments have been made on this note.	9,300	-

●	On December 15, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $15,500. Terms include simple interest at ten percent (10.0%), the note is due on December 15, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	15,500	-

●	On December 23, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $100,000. Terms include simple interest at ten percent (10.0%), the note is due on December 23, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	100,000	-

●	On January 10, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $1,000. Terms include simple interest at ten percent (10.0%), the note is due on January 10, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	1,000	-

●	On February 23, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $21,600. Terms include simple interest at ten percent (10.0%), the note is due on February 23, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	21,600	-

●	On March 1, 2011 the Company entered into a convertible promissory note assigned from NexPhase in the amount of $60,000. Terms include simple interest at ten percent (10.0%), the note is due on March 1, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. As of June 30, 2011, a portion of the note in the amount of $29,000 has been converted to Common Stock.	31,000	-

●	On March 2, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $6,000. Terms include simple interest at ten percent (10.0%), the note is due on March 2, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	6,000	-

●	On March 8, 2011 the Company entered into a convertible promissory note assigned from NexPhase in the amount of $105,000. Terms include simple interest at ten percent (10.0%), the note is due on March 8, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note. As of June 30, 2011, a portion of the note in the amount of $90,500 has been converted to Common Stock.	14,500	-

●	On March 10, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on March 10, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	3,000	-

●	On March 31, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $5,500. Terms include simple interest at ten percent (10.0%), the note is due on March 31, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	5,500	-

●	On March 31, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $6,500. Terms include simple interest at ten percent (10.0%), the note is due on March 31, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	6,500	-

●	On April 11, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on April 11, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	3,000	-

●	On April 14, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $17,500. Terms include simple interest at ten percent (10.0%), the note is due on April 14, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	17,500	-

●	On April 18, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $1,000. Terms include simple interest at ten percent (10.0%), the note is due on April 18, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	1,000	-

●	On April 18, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,000. Terms include simple interest at ten percent (10.0%), the note is due on April 18, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	2,000	-

●	On April 21, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $5,000. Terms include simple interest at ten percent (10.0%), the note is due on April 21, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	5,000	-

●	On April 27, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,500. Terms include simple interest at ten percent (10.0%), the note is due on April 27, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	2,500	-

●	On April 28, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,500. Terms include simple interest at ten percent (10.0%), the note is due on April 28, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	2,500	-

●	On May 16, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at ten percent (10.0%), the note is due on May 16, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	15,000	-

●	On June 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on June 1, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	3,000	-

●	On June 10, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $3,000. Terms include simple interest at ten percent (10.0%), the note is due on June 10, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	3,000	-

●	On June 20, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $6,500. Terms include simple interest at ten percent (10.0%), the note is due on June 20, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	6,500	-

●	On June 24, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $2,000. Terms include simple interest at ten percent (10.0%), the note is due on June 24, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	2,000	-

●	On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 55,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $27,500 and premium interest of ten percent (10.0%) ($2,750), the note is due on June 30, 2012. On June 23, 2011, a payment in the amount of $2,750 was made on this note.	24,750	-

●	On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 11,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $5,500 and premium interest of ten percent (10.0%) ($550), the note is due on June 30, 2012. No payments have been made on this note.	5,500	-

●	On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 13,200 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $6,600 and premium interest of ten percent (10.0%) ($660), the note is due on June 30, 2012. No payments have been made on this note.	6,600	-

●	On March 31, 2011the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 11,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $5,500 and premium interest of ten percent (10.0%) ($550), the note is due on June 30, 2012. No payments have been made on this note.	5,500	-

●	On March 31, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase 40,000 shares of Common Stock acquired in the NexPhase acquisition. Terms include principal in the amount of $20,000 and premium interest of ten percent (10.0%) ($2000), the note is due on June 30, 2012. On June 21 2011, a payment in the amount of $2,200 was made on this note.	19,800	-

Subtotal Notes Payable – Related Parties - Onteco		398,299	-

Notes Payable – Related Parties – NexPhase

●
On June 21, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $105,000. Terms include simple interest at ten percent (12.0%), the note is due on June 21, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.

On March 8, 2011, the Note was assigned to Onteco. As of June 30, 2011,  through a series of common stock conversions, the remaining balance of the note is $14,500.
		-	-

●
On August 4, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $60,000. Terms include simple interest at ten percent (12.0%), the note is due on August 4, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.

On March 1, 2011, the Note was assigned to Onteco. Through June 30, 2011, a portion of the note in the amount of $29,000 has been converted to Common Stock.
		-	-

●	On November 1, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $70,000. Terms include simple interest at ten percent (12.0%), the note is due on November 1, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	70,000	-

●	On December 1, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at ten percent (12.0%), the note is due on December 1, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	10,000	-

●	On December 8, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $40,000. Terms include simple interest at ten percent (12.0%), the note is due on December 8, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	40,000	-

●	On December 23, 2010 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at ten percent (12.0%), the note is due on December 23, 2011 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	10,000	-

●	On January 10, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at ten percent (12.0%), the note is due on January 10, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	15,000	-

●	On February 7, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at ten percent (12.0%), the note is due on February 7, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	10,000	-

●	On February 11, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $12,000. Terms include simple interest at ten percent (12.0%), the note is due on February 11, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	12,000	-

●	On March 2, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $12,500. Terms include simple interest at ten percent (12.0%), the note is due on March 2, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	12,500	-

●	On March 11, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $20,000. Terms include simple interest at ten percent (12.0%), the note is due on March 11, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	20,000	-

●	On May 9, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $10,000. Terms include simple interest at ten percent (12.0%), the note is due on May 9, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	10,000	-

●	On May 24, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $30,000. Terms include simple interest at ten percent (12.0%), the note is due on May 24, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	30,000	-

●	On June 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $15,000. Terms include simple interest at ten percent (12.0%), the note is due on June 1, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	15,000	-

●	On June 20, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $16,000. Terms include simple interest at ten percent (12.0%), the note is due on June 20, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	16,000	-

●	On June 23, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $50,000. Terms include simple interest at ten percent (12.0%), the note is due on June 23, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	50,000	-

Subtotal Notes Payable – Related Parties – NexPhase		320,500	-

Total Notes Payable – Related Parties		$718,799	$-

5.   Notes Payable – Third Parties – Onteco

		2010	2009
●	On January 17, 2010 the Company entered into a convertible promissory note with an advisory firm for services rendered in the amount of $59,000. Terms include bonus interest of $5,900, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 1,771667 unregistered common shares. Total payments of $11,750 have been made on this note.	$53,150	$-

●	On February 10, 2010 the Company entered into a convertible promissory note with a project consultant for services rendered in the amount of $7,800. Terms include bonus interest of $780, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 286,000 unregistered common shares. No payments have been made on this note.	8,580	-

●	On February 10, 2010 the Company entered into a convertible promissory note with an engineering firm for services rendered in the amount of $27,600. Terms include bonus interest of $2,760, the note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 1,012,000 unregistered common shares. No payments have been made on this note.	30,360	-

●	On June 7, 2010 the Company entered into a convertible promissory note with an investor in the amount of $10,000. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 333,333 unregistered common shares. No payments have been made on this note.	10,000	-

●	On July 19, 2010 the Company entered into a convertible promissory note with an investor in the amount of $2,500. The note is payable on demand and has no stated interest rate or due date and is convertible at a rate of $0.03 per share or 83,333 unregistered common shares. No payments have been made on this note.	2,500	-

●	On March 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $57,000. Terms include simple interest at ten percent (10.0%), the note is due on March 1, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	57,000	-

●	On March 1, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $25,000. Terms include simple interest at ten percent (10.0%), the note is due on March 1, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	25,000	-

●	On May 9, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $53,000. Terms include simple interest at ten percent (10.0%), the note is due on May 9, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	53,000	-

●	On June 30, 2011 the Company entered into a convertible promissory note with an investment firm in the amount of $50,000. Terms include simple interest at ten percent (10.0%), the note is due on June 30, 2012 and is convertible at the option of the holder at a price which is the greater of (i) twice the par value of the common stock, or (ii) a seventy-five percent discount to the market closing bid price on the date of the conversion notice. No payments have been made on this note.	50,000	-

Total - Notes Payable – Third Parties - Onteco		$289,590	-

6.
Executive Compensation Agreement

On January 8, 2010, the Company entered an Executive Employment Agreement effective January 11, 2010 with its Chief Executive Officer. Terms of the agreement include an inception bonus of $150,000 and monthly payments of $15,000. The agreement expires on December 31, 2013.

During the three months and six months ended June 30, 2011 and 2010, the Company recorded executive compensation expenses to the Company's chief executive officer; $45,000 and $45,000 respectively. During the year ended December 31, 2010, the Company paid $22,000 resulting in an accrued employee compensation liability of $398,000.

On November 25, 2010, effective with the change in control, the chief executive officer resigned. The executive compensation agreement remains in effect through December 31, 2013.

7.
Executive Office Lease

On January 1, 2011, we entered into a three-year office building lease for our corporate headquarters located in Aventura, Florida. The lease terms include: (i) monthly rent commencing on February 1, 2011 in the amount of $3,794.35 plus sales tax; (ii) triple-net provisions; and (iii) our responsibility for the cost of build-out and partitioning of the space.

8.	Stockholders’ Deficit and Common Stock

•
On June 15, 2010, our Board of Directors and shareholders holding a majority of the total issued and outstanding shares of common stock pursuant to written consents in lieu of a meeting approved an amendment to our Articles of Incorporation to increase the authorized capital (the “2010 Amendment”). The 2010 Amendment was filed with the Nevada Secretary of State on July 22, 2010 increasing our authorized capital from 75,000,000 shares of common stock to 350,000,000 shares of common stock, par value $0.001, and 100,000,000 shares of preferred stock, par value $0.001.  As of June 30, 2011 and June 30, 2010, there were a total of 182,511,236 and 69,990,258 common shares issued and outstanding, respectively.

•
The Company’s first and second stock issuances took place pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court:  On December 12, 2007, the Court ordered the distribution of shares in Onteco Corporation and Subsidiary to all general unsecured creditors of Arrin Systems, Inc.  ("Arrin"), with these creditors to receive one share in InfoSpi for each $2.94 of Arrin’s debt which they held. These creditors received an aggregate of 567,324 shares in the Company on December 31, 2007.

•
On February 4, 2008 the Company issued a total of 4,000,000 shares of common stock to an Officer and Director in exchange for $4,000 in cash to be used as operating capital for the Company.  The shares were issued at a price of $0.001 per share, which is their par value.

•
The Court also ordered the distribution of shares and warrants in Onteco Corporation and Subsidiary to all administrative creditors of Arrin, with these creditors to receive one share and five warrants in InfoSpi for each $0.10 of Arrin's administrative debt which they held. On January 15, 2008, these creditors received an aggregate of 1,000,000 common shares in the Company and 5,000,000 warrants.

•
On November 13, 2009 and effective September 22, 2009, our Board of Directors pursuant to unanimous written consent acknowledged the warrants and authorized the exchange of 5,000,000 warrants and issuance of an aggregate 28,571,429 shares of our common stock at a per share price of $0.001 (par value).

The 28,571,429 shares of common stock were issued to approximately thirteen non-United States investors in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Assignees acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company’s management concerning any and all matters related to acquisition of the securities.

•
On October 28, 2009 and effective September 23, 2009, our Board of Directors pursuant to unanimous written consent authorized the issuance of an aggregate 35,851,505 shares of restricted common stock at $0.003 per share in exchange for prior services rendered including, but not limited to, introduction to potential funding arrangements and various strategic partners. Factors considered by the Board in determining the fair value of the 35,851,515 shares of common stock included:

1.	A lack of observable market price because of the minimal volume of shares that had been traded on any independent market since inception of the Company,
2.	The large number of shares being issued compared to the number of shares of common stock outstanding prior to the stock issuance,
3.	The Company’s issuance of 28,571,429 shares for 5,000,000 warrants converted to common stock effective September 22,2009 at an issuance price of $0.001 per share,
4.	The unregistered status of the shares which limits the marketability of the shares,
5.	The fact that issuance of these shares does not change who is in control of the Company, and
6.	The estimated value of the services provided.

The 35,851,505 shares of common stock were issued to approximately five United States investors in reliance on Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

•
On October 7, 2010, the Board of Directors approved the issuance of 14,400,000 unregistered common shares in accordance with the convertibility provisions contained in a promissory note dated July 19, 2010 in the amount of $14,000 plus bonus interest. In accordance with the terms of the note, the shares were issued at $0.001 per share.

•
Effective on November 25, 2010, in accordance with the appointment of Dror Svorai as our sole executive officer, President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, and our sole director, we issued an aggregate 12,500,000 shares of restricted common stock to Svorai at $0.001 per share. The Board of Directors evaluated certain factors regarding the issuance including, but not limited to, the following: (i) the 12,5000,000 shares of common stock are restricted and cannot be resold except under the parameters of Rule 144; (ii) the opportunity for successful new business operations for us based upon the engagement of Svorai and the opportunities and business contacts provided to us through his engagement; and (iii) our inability to monetarily compensate Dror Svorai and recognition of his current and continuous dedication and long-term loyalty to us.

•
On December 1, 2010, we entered into an agreement (the “FIS Agreement”) with Financial Insights & Solutions Inc. (“FIS”). In accordance with the terms and provisions of the FIS Agreement: (i) FIS shall provide consulting services to us in the form of a senior administrator support for business transactions and coordination of outside legal and accounting services and other corporation matters and general business counsel relating to our overall business; (ii) we shall pay FIS an hourly rate of $175.00 for performance of such services; and (iii) issue to FIS 4,000,000 shares of our restricted common stock.

•
On December 10, 2010, we entered into a consulting agreement (the “CEC Consulting Agreement”) with Corporate Excellence Consulting LLC (“CEC”). In accordance with the terms and provisions of the CEC Consulting Agreement: (i) CEC shall perform such services in connection with business development and marketing and growth capital funding; and (ii) we shall issue to CEC 16,000,000 shares of our restricted common stock.

Effective February 22, 2011, we entered into a termination and settlement agreement (the “Termination Agreement”) with CEC. In accordance with the terms and provisions of the Termination Agreement: (i) CEC is to return share certificate no. 1332 evidencing the issuance of the 16,000,000 shares of common stock, which will be cancelled and returned to treasury; and (ii) we shall issue to CEC 2,000,000 shares as settlement for services rendered by CEC to us. As of the date of this Report, the 16,000,000 shares have not been cancelled or returned to treasury.

•
On January 18, 2011, our Board of Directors and shareholders holding a majority of the total issued and outstanding shares of common stock pursuant to written consents in lieu of a meeting approved a further amendment to our Articles of Incorporation to increase the authorized capital (the “2011 Amendment”). The 2011 Amendment was filed with the Nevada Secretary of State on January 19, 2011 increasing our authorized capital from 350,000,000 shares of common stock to 750,000,000 shares of common stock, par value $0.001, and 100,000,000 shares of preferred stock, par value $0.001.

•
Effective on February 14, 2011, the Board of Directors of ONTECO CORPORATION and Subsidiary, a Nevada corporation the (“Company”), approved and authorized the execution of a definitive agreement dated February  14, 2011 (the “Agreement”) among the Company, NexPhase Lighting, Inc., a privately held Florida corporation (“NexPhase”)., and the shareholders of NexPhase (the “NexPhase Shareholders”). In accordance with the terms and provisions of the Agreement: (i) the Company acquired from the NexPhase Shareholders an aggregate 55,622,000 shares of common stock of NexPhase representing the total issued and outstanding shares of NexPhase; (ii) in exchange thereof, the Company issued to the NexPhase Shareholders an aggregate 67,500,000 shares of its restricted common stock generally in proportion to the equity holdings of the NexPhase Shareholders; (iii) NexPhase transferred and assigned to the Company all existing material contracts including those related to distribution, licensing and marketing and those dealing with the grant of rights for the use of any and all intellectual property; (iv) the Company assumed all other assets of NexPhase, including licenses, royalty rights, equipment, product designs, marketing and sale materials, logos, trademarks, copyrights and website; and (v) the Company further assumed all liabilities of NexPhase, including all trade and debt obligations. Therefore, as of the date of this Current Report, NexPhase has become the wholly-owned subsidiary of the Company.

The parties agreed to value the transaction as follows: value based on the patent appraisal and other corporate asset and on-going operations of $18,000,000; agreed discount to value based on the cost to “perfect” the patent and need for additional capital funding to maintain the on-going operations of the subsidiary $17,400,000; agreed value of the transaction: $600,000; agreed number of shares issued 67,500,000.

•
On March 29, 2011, we filed a Certificate of Amendment with the Nevada Secretary of State in order to change our name from “InfoSpi Inc.” to “Onteco Corporation” (the “Name Change”). The Name Change was effective with the Nevada Secretary of State on March 29, 2001 when the Certificate of Amendment was filed. The Name Change was approved by our Board of Directors pursuant to written conent resolutions dated March 15, 2011 and further approved by certain shareholders holding a majority of our total issued and outstanding shares of common stock pursuant to written consent resolutions dated March 16, 2011.

We filed the appropriate documentation with FINRA in order to effectuate the Name Change in the OTC Markets. The Name Change was effected on the OTC Markets April 11, 2011. Our new cusip number is 683311104.

Therefore, as of the date of this Report, our trading symbol is “ONTC”. Our management deemed it appropriate to change our name to Onteco Corporation in furtherance of and to better reflect the nature of our new business operations.

On June 30, 2011 the Company entered into a stock repurchase agreement with a NexPhase investor to repurchase shares of Common Stock acquired in the NexPhase acquisition. Terms include principal and premium interest of ten percent (10.0%), the note is due on June 30, 2012.

9.	Income Taxes

The Company accounts for income taxes for financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position.  Based on management's assessment, the Company's results of operations or financial position required no adjustments.  The period-end analysis supports the conclusion that the Company does not have an accrual for uncertain tax positions as of June 30, 2011.  If interest and penalties were to be assessed, the Company would charge interest to interest expense and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within twelve (12) months of the reporting date.

The Company provides for a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has incurred net operating losses of $1,424,026, which expire in 2025.

The amount of and ultimate realization of the benefits from the operating loss carry-forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is approximately $nil as of June 30, 2011, for which the Company recorded a valuation allowance because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at June 30, 2011 and 2010 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	3 Months Ended June 30, 2011	6 Months Ended June 30, 2011		Period From Inception on Dec. 31, 2007 Through June 30, 2011

Net Operating Losses Carried Forward	$321,383		$585,529	$1,363,270
Statutory Tax Rate	37.6%		37.6%	37.6%
Effective Tax Rate	-			-
Deferred Tax Asset	$121,000		220,000	$513,000
Valuation Allowance	$(121,000)		(220,000)	$(513,000)

Net Deferred Tax Asset	$-	$		$-

10.	Related Party Transactions

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

11.	Commitments and Contingencies

As of the date of this Report, we have entered into the following material commitments:

On January 8, 2010, the Company entered an Executive Employment Agreement effective January 11, 2010 with the previous Chief Executive Officer.  Terms of the agreement include an (inception bonus) of $150,000 and monthly payments of $15,000.  The agreement expires on December 31, 2013.

During the year ended June 30, 2011, the company executed a series of notes payable as reflected in the schedule presented in Note #4 and #5.

12.	Consulting Agreement

On March 1, 2009, we entered into a consulting agreement (the “Consulting Agreement”) with an advisory firm. In accordance with the terms and provisions of the Consulting Agreement: (i) we are to pay monthly fees in the amount of $5,000 and reimburse expenses up to $9,000 previously incurred; (ii) the advisory firm shall provide services including, but not limited to, economic analysis, economic forecast, negotiate and endeavor to arrange sales and/or purchases and/or distribution agreements and/or joint venture agreements on a best efforts basis; and (iii) either party can terminate upon a 90-days written notice.

On January 17, 2010, the agreement was terminated by mutual consent. The parties entered into a convertible promissory demand note in exchange for the outstanding balance of $59,000. Terms include a bonus payment (simple interest at 10%) in the amount of $5,900. The note includes a voluntary conversion feature allowing the holder to convert all or part of the amount outstanding into fully paid, non-assessable whole shares of the Company at a rate of $0.03 per share. The note has no stated due date.

13.	Subsequent Events

These financial statements were approved by management and were issued on August 15, 2011.  Subsequent events have been evaluated through this date and include the following:  Management reports no material subsequent events.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DEVELOPMENT

Onteco Corporation, formerly known as InfoSpi, Inc., was organized under the laws of the State of Nevada on December 31, 2007 as part of the implementation of the Chapter 11 plan of reorganization of Arrin Systems, Inc. ("Arrin"). Arrin filed for Chapter 11 Bankruptcy in April 2007 in the U.S. Bankruptcy Court for the Southern District of California. Arrin's plan of reorganization was confirmed by the U.S. Bankruptcy Court for the Southern District of California on December 12, 2007 and became effective on December 30, 2007. The plan of reorganization provided for our establishment and the sale to us of Arrin's proprietary software (used in the employee background screening industry) in exchange for 567,324 shares of our common stock, which were distributed to Arrin's general unsecured creditors. The shares of common stock were distributed to Arrin’s general unsecured creditors pursuant to section 1145 of the Bankruptcy code and were exempt from the registration requirements of Section 5 of the Securities Act of 1933 and any state or local law requiring registration for an offer or sale of securities.

Share Purchase Agreement

Effective on November 25, 2010, Eilay Maman and Oyster Shell Investments LLLP (collectively, the “Seller”), who are the record holders of an aggregate 28,915,810 shares of our common stock entered into a share purchase agreement dated November 25, 2010 (the “Share Purchase Agreement”) with Dror Svorai, our current President/Chief Executive Officer (“Svorai”). In accordance with the terms and provisions of the Share Purchase Agreement, the Seller sold the 28,915,810 shares of restricted common stock to Svorai at a price of $0.011 per share for a total purchase price of $325,000.00. The terms and provisions of the Share Purchase Agreement provide that: (i) $150,000 is to be paid upon execution; (ii) $50,000 is due and owing on January 15, 2011; (iii) $50,000 is due and owing on February 15, 2011; and (iv) $75,000 is due and owing on March 15, 2011. As of the date of this Quarterly Report, an aggregate amount of $275,000 has been paid to the Seller. The parties have agreed that the final payment due date of March 15, 2011 is extended to April 30, 2011. Until the purchase price is paid in full by Svorai, the shares of common stock are being held in an escrow account to be released pro-rata to Svorai as the installments are paid to the Seller by Svorai. The sale and purchase of the 28,915,810 shares of our common stock constituted approximately 29.8% of the total issued and outstanding shares.

RECENT DEVELOPMENTS

Certificate of Amendment – Name Change

On March 29, 2011, we filed a Certificate of Amendment with the Nevada Secretary of State in order to change our name from “InfoSpi Inc.” to “Onteco Corporation” (the “Name Change”). The Name Change was effective with the Nevada Secretary of State on March 29, 2001 when the Certificate of Amendment was filed. The Name Change was approved by our Board of Directors pursuant to written conent resolutions dated March 15, 2011 and further approved by certain shareholders holding a majority of our total issued and outstanding shares of common stock pursuant to written consent resolutions dated March 16, 2011.

We filed the appropriate documentation with FINRA in order to effectuate the Name Change in the OTC Markets. The Name Change was effected on the OTC Markets April 11, 2011. Our new cusip number is 683311104.

Therefore, as of the date of this Quarterly Report, our trading symbol is “ONTC”. Our management deemed it appropriate to change our name to Onteco Corporation in furtherance of and to better reflect the nature of our new business operations.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "InfoSpi" or “Onteco Corporation” refers to Onteco Corporation.

Amendment to Articles of Incorporation

On January 18, 2011, our Board of Directors and shareholders holding a majority of the total issued and outstanding shares of common stock pursuant to written consents in lieu of a meeting approved a further amendment to our Articles of Incorporation to increase the authorized capital (the “2011 Amendment”). The 2011 Amendment was filed with the Nevada Secretary of State on January 19, 2011 increasing our authorized capital from 350,000 shares of common stock to 750,000,000 shares of common stock, par value $0.001, and 100,000,000 shares of preferred stock, par value $0.001.

The Board of Directors of the Corporation may authorize the issuance from time to time of shares of its stock of any class, whether now or hereafter authorized, or securities convertible into shares of its stock of any class, whether now or hereafter authorized, for such consideration as the Board of Directors may deem advisable, subject to such restrictions or limitation, if any, as may be set forth in the bylaws of the Corporation.

The preferred stock may also be issued by the Corporation from time to time in one or more series and in such amounts as may be determined by the Board of Directors. The designations, voting rights, amounts of preference upon distribution of assets, rates of dividends, premiums of redemption, conversion rights and other variations, if any, the qualifications, limitations or restrictions thereof, shall be such as are fixed by the Board of Directors, authority so to do being hereby expressly granted and as are stated and expressed in a resolution or resolutions adopted by the Board of Directors providing for the issue of such series of preferred stock.”

CURRENT OPERATIONS

Agreement

Effective on February 14, 2011, our Board of Directors approved and authorized the execution of a definitive agreement dated February 14, 2011 (the “Agreement”) with NexPhase Lighting, Inc., a privately held Florida corporation (“NexPhase”)., and the shareholders of NexPhase (the “NexPhase Shareholders”). In accordance with the terms and provisions of the Agreement: (i) we acquired from the NexPhase Shareholders an aggregate 60,622,000 shares of common stock of NexPhase representing the total issued and outstanding shares of NexPhase; (ii) in exchange therefore, we issued to the NexPhase Shareholders an aggregate 67,500,000 shares of its restricted common stock in proportion to the equity holdings of the NexPhase Shareholders; (iii) NexPhase transferred and assigned to us all existing material contracts including those related to distribution, licensing and marketing and those dealing with the grant of rights for the use of any and all intellectual property; (iv) we assumed all other assets of NexPhase, including licenses, royalty rights, equipment, product designs, marketing and sale materials, logos, trademarks, copyrights and website; and (v) we further assumed certain liabilities of NexPhase, including all trade and debt obligations.  Therefore, as of the date of this Quarterly Report, NexPhase has become our wholly-owned subsidiary.

Business Operations

NexPhase is in the business of designing, developing , manufacturing and marketing a high quality and high efficiency full line of LED intelligent lighting fixtures and control systems for commercial applications and projects involving both new construction and retrofits (the “LED Lighting Fixtures”). NexPhase uses the highest quality products in the manufacture of its LED Lighting Fixtures which provides customers with an approximate six-year or 50,000 hour warrant y on its fixtures. By utilizing Cree LEDs and photo-metrics and thermal management in the manufacture of the LED Lighting Fixtures, management believes that the NexPhase LED Lighting Fixtures of are of the highest quality and most reliable in lighting products. The LED Lighting Fixtures are as follows: (i) downlight troffer; (ii) reflective troffer, which adds an architectural flair to any space; (iii) high-bay fixtures, which provide a 50-70% energy savings over metal halide and high pressure sodium high bays; (iv) low-bay and parking garage fixtures, which provide a 50-70% savings over metal halide and high pressure sodium high bays; (v) MR-16 lamps with approximate 90% energy savings over conventional MR-16 with significantly less heat; and (vi) PAR 38 lamsp with approximately 90% energy savings over conventional MR-16 with significantly less heat.

Purchase Orders

We received an order on March 16, 2011 to supply over 800 units of our 5 watt MR16 and 15 watt PAR38 lamped LED product to the 1060 Brickell Avenue Condominium Association. The products have been on trial at the two tower facility since July 2010 and January 2011, the board of directors of the condominium association approved the first phase of LED adoption in the buildings. The 5 watt MR16 product is primarily used in the interior of the building and will be deployed throughout the lobby and residential areas. It will be replacing 10 watt halogen lamps. The 15 watt PAR 38 product will be used mainly in the exterior entrance area and will be replacing 100 watt halogen lamps. Management believes that the first phase of the LED retrofit project is projected to save the association about $4,000 monthly in electricity costs with a full payback in approximately one year.

We received our first sales channel order for multiple units of our LED 100 watt High Bay fixture for warehouse use from a large south-Florida based retailer. In this installation, we will replace 400 watt conventional light source fixtures with the 100 watt LED technology. Management believes that the LED fixtures will provide the warehouse significant energy savings while also providing much greater life hours and better delivered light.

Ingredient Branding and Trademark License Agreement

On March 3, 2011, we entered into an ingredient branding and trademark license agreement (the “Branding and License Agreement”) with Cree, Inc. (“Cree”), which is a market-leading innovator of lighting class LEDs. In accordance with the terms and provisions of the Branding and License Agreement, Cree will provide to us their MX-6 LEDs for use in our troffer. We believe that the MX-6 provides better color consistency and higher reliability than incumbent solutions. The MX-6 delivers higher lumen output without having to compromise between light output and efficacy. We will also be able to display the Cree logo on our website, marketing materials and packaging.

U.S. Patent

On February 10, 2011, we filed a patent application with the United States Patent, Trademark and Copyright Office (the “Patent”).  The Patent is a utility patent that covers our intelligent solution, We intend to make corresponding international, regional or national filings to pursue further patent protection. We also license and have cross-licensing arrangements with respect to third party technologies that are incorporated into some elements of our design activities, products and manufacturing processes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the period from inception (December 31, 2007) through June 30, 2011, including the notes to those financial statements which are included in this Quarterly Report. The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

STATEMENT OF OPERATIONS	Six Month Periods Ended June 30, 2011 and June 30, 2010		For the Period from December 29, 2003 (inception) to June 30, 2011

Revenue	$79,437	$-0-	$79,437
Cost of Goods Sold	36,010	-0-	36,010
Gross Profit	43,427	-0-	43,427

Expenses
General and administrative expenses	52,058	3,671	129,667
Stock-Based Compensation	118,012	-0-	290,055
Investor Relations	-0-	-0-	39,482
Occupancy-Headquarters	34,179	-0-	39,482
Officer Compensation	73,000	240,000	78,000
Professional Fees	64,253	11,175	104,205
Staff Compensation	202,670	-0-	547,670
Total Expenses	544,172	254,846	1,263,664

Operating Income (Loss)	(500,745)	(254,846)	(1,263,664)

Other Expenses
Loss on Disposition of Asset	$-0-	$-0-	$567
Write-off Amount Due from Others	-0-	1,000	1,000
Depreciation	4,935	-0-	4,935
Interest Expense	52,248	9,755	65,504
Loss on Stock Repurchase	60,756	-0-	60,756
Write-off Project Development	27,600	-0-	27,600
Total Other Expenses	145,539	10,755	160,362

Net Income (Loss)	(646,284)	(265,601)	(1,424,026)

BALANCE SHEET DATA	June 30, 2011	December 31, 2010
Total Assets	$1,074,529	$125,178
Total Liabilities	1,469,776	591,897
Total Stockholders’ Equity (Deficit)	(395,247)	(466,719)

RESULTS OF OPERATION

Six Month Period Ended June 30, 2011 Compared to Six Month Period Ended June 30, 2010.

Our net loss for the six month period ended June 30, 2011 was ($646,284) compared to a net loss of ($265,601) for the six month period ended June 30, 2010 (an increase of $380,683). During the six month period ended June 30, 2011, we generated total revenue in the amount of $79,437 resulting from the sale of our NexPhase lighting products. During the six month period ended June 30, 2011, our cost of goods sold was $36,010 resulting in a net profit of $43,427. During the six month period ended June 30, 2010, we did not generate any revenue from operations.

During the six month period ended June 30, 2011, we incurred expenses of $544,172 compared to expenses of $254,846 incurred during the six month period ended June 30, 2010 (an increase of $289,326). The expenses incurred during the six month period ended June 30, 2011 consisted of: (i) professional fees of $64,253 (2010: $11,175); (ii) general and administrative expenses of $52,058 (2010: $3,671); (iii) stock-based compensation of $118,012 (2010: $-0-); (iv) officer compensation of $73,000 (2010: $240,000); (v) staff compensation of $202,670 (2010: $-0-); and (vi) occupancy – headquarters of $34,179 ($-0-). Our expenses increased primarily based on the increased scope and scale of our business operations relating to the acquisition of NexPhase as our wholly-owned subsidiary and marketing and sale of our NexPhase lighting products. Thus, expenses increased resulting from an increase of $202,670 in staff compensation, $118,012 in stock-based compensation, $48,387 in general and administrative expenses and $53,078 in professional fees. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Therefore, our operating loss incurred during the six month period ended June 30, 2011 was ($500,745) as compared to an operating loss incurred during the six month period ended June 30, 2010 of ($254,846).

Other expenses incurred during the six month period ended June 30, 2011 included: (i) interest expense of $52,248 (2010: $9,755); (ii) depreciation expense of $4,935 (2010: $-0-); (iii) loss on re-purchase of stock of $60,756 (2010: $-0-); and (iv) write off – project development of $27,600 (2010: $-0-).

Therefore, our net loss and loss per share during the six month period ended June 30, 2011 was ($646,284) or $0.00 per share compared to a net loss and loss per share of ($265,601) or $0.01 per share during the six month period ended June 30, 2010. The weighted average number of shares outstanding was ________ for the six month period ended June 30, 2011 compared to 25,075,632 the six month period ended June 30, 2010.

Three Month Period Ended June 30, 2011 Compared to Three Month Period Ended June 30, 2010.

Our net loss for the three month period ended June 30, 2011 was ($321,384) compared to a net loss of ($48,896) for the three month period ended June 30, 2010 (an increase of $272,488). During the three month period ended June 30, 2011, we generated total revenue in the amount of $34,271 resulting from the sale of our NexPhase lighting products. During the three month period ended June 30, 2011, our cost of goods sold was $25,704 resulting in a net profit of $8,567. During the three month period ended June 30, 2010, we did not generate any revenue from operations.

During the three month period ended June 30, 2011, we incurred expenses of $273,873 compared to expenses of $48,896 incurred during the three month period ended June 30, 2010 (an increase of $224,977). The expenses incurred during the three month period ended June 30, 2011 consisted of: (i) professional fees of $27,698 (2010: $225); (ii) general and administrative expenses of $21,760 (2010: $3,671); (iii) officer compensation of $36,500 (2010: $45,000); (iv) staff compensation of $104,920 (2010: $-0-); (v) occupancy – headquarters of $19,161 ($-0-); and (vi) investor relations of $63,834 (2010: $-0-). Our expenses increased primarily based on the increased scope and scale of our business operations relating to the acquisition of NexPhase as our wholly-owned subsidiary and marketing and sale of our NexPhase lighting products. Thus, expenses increased resulting from an increase of $104,920 in staff compensation, $63,834 in investor relations, $18,089 in general and administrative expenses and $27,473 in professional fees.

Therefore, our operating loss incurred during the three month period ended June 30, 2011 was ($265,306) as compared to an operating loss incurred during the three month period ended June 30, 2010 of ($48,896).

Other expenses incurred during the three month period ended June 30, 2011 included: (i) interest expense of $25,957 (2010: $-0-); (ii) depreciation expense of $2,521 (2010: $-0-); and (iii) write off – project development of $27,600 (2010: $-0-).

Therefore, our net loss and loss per share during the three month period ended June 30, 2011 was ($321,384) or $0.00 per share compared to a net loss and loss per share of ($48,896) or $0.00 per share during the three month period ended June 30, 2010. The weighted average number of shares outstanding was ________ for the three month period ended June 30, 2011 compared to 25,075,632 the three month period ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2011

As of June 30, 2011, our current assets were $132,386 and our current liabilities were $1,469,776, which resulted in a working capital deficit of $1,337,390. As of June 30, 2011, current assets were comprised of: (i) $86,845 in cash; (ii) $37,500 accounts receivable; (iii) $7,500 in shop supplies; and (iv) $541 in prepaid expenses. As of June 30, 2011, current liabilities were comprised of: (i) $3,531 in accounts payable; (ii) $57,178 in accrued interest; (iii) $398,000 in accrued employee compensation; (iv) $718,799 in notes payable – third parties; (v) $289,590 in notes payable – third parties; and (vi) $2,678 in sales tax payable.

As of June 30, 2011, our total assets of $1,074,529 were comprised of: (i) $132,386 in current assets; (ii) $41,827 in fixed assets of net property and equipment; (iii) $11,709 in security deposits; and (iv) $888,607 in valuation of investment in NexPhase as our wholly-owned subsidiary. As of June 30, 2011, our total liabilities of $1,469,776 were comprised of current liabilities.

Stockholders’ equity (deficit) decreased from ($466,719) for fiscal year ended December 31, 2010 to ($395,247) for the six month period ended June 30, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2011, net cash flows used by operations was ($547,526). Net cash flows used in operating activities for the six month period ended June 30, 2011 consisted of a net loss of ($646,285) adjusted by $4,935 in depreciation. Net cash flows used by operating activities was further changed by a decrease of: (i) $37,500 in accounts receivable; and (ii) $541 in prepaid insurance; and (iii) $7,500 in shop supplies. Net cash flows used by operating activities was further changed by an increase of: (i) $45,645 in accrued interest; (ii) $2,678 in sales tax payable; (iii) $45,645 in accrued employee compensation; and (iv) $1,042 in accounts payable.

Cash Flows from Investing Activities

For the six month period ended June 30, 2011, net cash flows provided by investing activities was $7,810 consisting of $27,000 in project development costs, which was offset by $7,589 in security deposits and $12,201 in purchase of office equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six month period ended June 30, 2011, net cash flows provided from financing activities was $549,191 consisting of $431,434 in proceeds from note payable $581,588 in payments on notes payable and $136,413 in common stock issued regarding note conversion, which was offset by ($600,000) in investment in our subsidiary NexPhase and ($241) in sale of common stock.

PLAN OF OPERATION AND FUNDING

As noted above, we have acquired NexPhase as our wholly-owned subsidiary. Our business operations have increased in scale and scope with regards to the development, marketing and sale of our NexPhase lighting products. We have commenced generation of revenues. In connection with our future business plan, management anticipates additional increases in operating expenses and capital expenditures relating to our business operations. We would finance these expenses with further issuances of securities and debt issuances. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities would result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments other than as described below.

Convertible Promissory Notes

On January 17, 2010, we entered into a convertible promissory note with an advisory consulting firm in the amount of $59,000. The terms of the convertible promissory note included a bonus payment (interest) in the amount of $5,900 and a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share. As of the date of this Quarterly Report, total payments of $11,750 have been made on this note.

On February 10, 2010, we entered into a convertible promissory note with a web designer in the amount of $3,150. The terms of the convertible promissory note included a bonus payment (interest) in the amount of $315 and a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.  On January 3, 2011, we amended the terms and conditions of the convertible promissory note regarding the conversion price, which was adjusted from $0.03 to $0.001, the par value of our shares of common stock. No payments have been made on this note.

On February 10, 2010, we entered into a convertible promissory note with a project consultant in the amount of $7,800. The terms of the convertible promissory note included a bonus payment (interest) in the amount of $780 and a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share. No payments have been made on this note.

On February 10, 2010, we entered into a convertible promissory note with an engineering firm in the amount of $27,600. The terms of the convertible promissory note included a bonus payment (interest) in the amount of $2,760 and a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share. No payments have been made on this note.

On June 7, 2010, we entered into a non-interest bearing convertible promissory demand note with a related party investor in the amount of $5,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.  The note has no stated due date. No payments have been made on this note.

On June 7, 2010, we entered into a non-interest bearing convertible promissory demand note with a related party investor in the amount of $10,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.  The note has no stated due date. No payments have been made on this note.

On July 19, 2010, we entered into a non-interest bearing convertible promissory demand note with a related party investor in the amount of $2,500. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.  The note has no stated due date. No payments have been made on this note.

On August 9, 2010, we entered into a non-interest bearing convertible promissory demand note with a related party investor in the amount of $5,000. The terms of the convertible promissory demand note include a bonus payment (interest) of $500 and a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.  The note has no stated due date. No payments have been made on this note.

On August 25, 2010, we entered into a non-interest bearing convertible promissory demand note with a related party investor in the amount of $4,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.  The note has no stated due date. No payments have been made on this note.

On September 2, 2010, we entered into a non-interest bearing convertible promissory demand note with a related party investor in the amount of $20,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.03 per share.  The note has no stated due date. No payments have been made on this note.

On October 13, 2010, we entered into a non-interest bearing convertible promissory demand note with Halevi Mayan Investments in the amount of $3,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.01 per share. The note has no stated due date and has a bonus payment of $300 upon payment. No payments have been made on this note.

On October 15, 2010, we entered into a non-interest bearing convertible promissory demand note with Halevi Mayan Investments in the amount of $11,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.01 per share. The note has no stated due date and has a bonus payment of $1,000 upon payment. No payments have been made on this note.

On November 4, 2010, we entered into a non-interest bearing convertible promissory demand note in the amount of $2,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.01 per share. The note has no stated due date and has a bonus payment of $200 upon payment. No payments have been made on this note.

On November 10, 2010, we entered into a non-interest bearing convertible promissory demand note with Oyster Shell Investments LLP in the amount of $5,000. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.01 per share. The note has no stated due date and has a bonus payment of $500 upon payment. No payments have been made on this note.

On November 30, 2010, we entered into a non-interest bearing convertible promissory demand note with Sky High Management LLC in the amount of $9,300. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of $0.01 per share. The note has no stated due date and has a bonus payment of $930 upon payment. No payments have been made on this note.

On December 15, 2010, we entered into a convertible promissory demand note with S & E Capital LLC in the amount of $7,500, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due December 15, 2011.  No payments have been made on this note.

On December 23, 2010, we entered into a convertible promissory demand note with D & D Capital Inc. in the amount of $100,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due December 23, 2011.  No payments have been made on this note.

On January 10, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $1,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due January 10, 2012. No payments have been made on this note.

On February 23, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $21,600, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due February 23, 2012.  No payments have been made on this note.

On March 1, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $31,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due March 1, 2012.  No payments have been made on this note.

On March 2, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $6,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due March 2, 2012. No payments have been made on this note.

On March 8, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $14,500, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due March 8, 2012.  No payments have been made on this note.

On March 10, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $3,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due March 10, 2012. No payments have been made on this note.

On March 31, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $5,500, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due March 31, 2012. No payments have been made on this note.

On March 31, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $6,500, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due March 31, 2012. No payments have been made on this note.

On April 11, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $3,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due April 11, 2012. No payments have been made on this note.

On April 14, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $17,500, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due April 14, 2012.  No payments have been made on this note.

On April 18, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $1,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due April 18, 2012.  No payments have been made on this note.

On April 18, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $2,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due April 18, 2012.  No payments have been made on this note.

On April 21, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $5,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due April 21, 2012.  No payments have been made on this note.

On April 27, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $5,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due April 27, 2012.  No payments have been made on this note.

On April 28, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $2,500, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due April 28, 2012.  No payments have been made on this note.

On May 9, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $53,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due May 9, 2012.  No payments have been made on this note.

On May 16, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $15,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due May 16, 2012.  No payments have been made on this note.

On May 24, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $30,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due May 24, 2012.  No payments have been made on this note.

On June 1, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $3,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due June 1, 2012.  No payments have been made on this note.

On June 1, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $15,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due June 1, 2012.  No payments have been made on this note.

On June 10, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $3,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due June 10, 2012.  No payments have been made on this note.

On June 20, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $6,500, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due June 20, 2012.  No payments have been made on this note.

On June 20, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $16,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due June 20, 2012.  No payments have been made on this note.

On June 23, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $50,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due June 23, 2012.  No payments have been made on this note.

On June 24, 2011, we entered into a convertible promissory demand note with an investment firm in the amount of $2,000, which bears interest at the rate of 10% per annum. The terms of the convertible promissory demand note include a voluntary conversion feature allowing the holder thereof to convert all or a portion of the amount outstanding into shares of our restricted common stock at the rate of either the greater of: (i) twice the par value of the common stock; or (ii) a 75% discount to the market closing bid price on the date of the conversion. The note is due June 24, 2012.  No payments have been made on this note.

Stock Repurchase Agreements

On June 30, 2011, we entered into five separate stock repurchase agreements with those certain NexPhase investors to repurchase an aggregate of 124,300 shares of common stock acquired in the NexPhase acquisition. The terms of the stock repurchase agreement include principal and premium interest of 10%. The notes are due June 30, 2012.

Executive Employment Agreement

On January 8, 2010, we entered into an executive employment agreement effective January 11, 2010 with our then President/Chief Executive Officer (the “Executive Employment Agreement”). In accordance with the terms and provisions of the Executive Employment Agreement: (i) we shall pay a monthly fee of $15,000; (ii) we shall pay an inception bonus of $150,000; and (iii) the termination date shall be December 31, 2013. As of December 31, 2010, we accrued executive compensation of $308,000.

Lease

On January 1, 2011, we entered into a three-year office building lease for our corporate headquarters located in Aventura, Florida. The lease terms include: (i) monthly rent commencing on February 1, 2011 in the amount of $3,794.35 plus sales tax; (ii) triple-net provisions; and (iii) our responsibility for the cost of build-out and partitioning of the space.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2010 and December 31, 2009 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  If distribute and market our products outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, all revenue and expenses will be denominated in U.S. Dollars, and the net income effect of appreciation and devaluation of the currency against the U.S. Dollar will be limited to our costs of goods sold.

Interest Rate

Interest rates in the United States are generally controlled. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could have a significant impact on our operating and financing activities. We have not entered into derivative contracts to hedge existing risks for speculative purposes.

ITEM IV. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management performed an evaluation under the supervision and with the participation of our prior management, including our prior Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2011. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2011, management identified significant deficiencies related to: (i) the non-PCAOB registered auditor engaged by us to reivew and audit our financial statements; (ii) our internal audit functions; (iii) the absence of an Audit Committee as of September 30, 2010; and (iv) a lack of segregation of duties within accounting functions.

We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2010.. We believe that our current accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the United States. Management, however, has determined that our internal audit function may be deficient due to insufficient qualified resources to perform internal audit functions. Our management determined that the lack of an audit committee of our Board of Directors at September 30, 2010 may have contributed to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing weaknesses, we have taken certain remediation measures and designed new internal controls and procedures to ensure: (a) effectiveness and efficiency of operations; (b) reliability of financial reporting; and (c) compliance with laws and regulations. To that end, management will provide a controlled environment which organizes and influences its people.

In early January 2011, we acquired new office space and relocated its headquarters. Additionally, management is establishing an information and communication system for its executives and employees allowing them to carry out their responsibilities in an organized and process driven manner.

Following the recent change in control the following steps have been implemented:

(a)
The new public accounting firm Randall N. Drake, CPA, P.A. has been engaged to review and or audit our restated financial statements beginning with the quarterly report for period ended September 30, 2009.

(b)
The firm engaged an accounting facilitator to assist with: (a) compiling and maintaining our financial records; (b) assisting the bookkeeping staff with proper recording of transactions; (c) maintaining permanent accounting records and proper backup procedures; and (d) providing continuous monitoring of accounting functions throughout the company. In addition, the facilitator will perform a risk assessment which identifies and analyzes the relevant risks management should address in order to achievement of its objectives. The facilitator will also assist with the preparation of written policies and procedures that will help ensure management directives are carried out.

(c)
Our President/Chief Executive Officer is serving as the point of communication between us and the audit firm. Communication between our President/Chief Executive Officer and the audit firm’s engagement partner has been established to ensure that the audit is aware of management’s intent and actions.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Inherent Limitations on Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our prior Chief Executive Officer/Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

Changes in internal controls

As discussed above, no significant changes were implemented in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE REPORT

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2011. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties

ITEM 1A. RISK FACTORS

No report required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NexPhase Agreement

Effective on February 14, 2011, we issued an aggregate of 67,500,000 shares of our restricted common stock to the NexPhase Shareholders. In accordance with the terms and provisions of the Agreement, the NexPhase Shareholders acquired an aggregate of 67,500,000 shares of our restricted common stock in exchange for one hundred percent (100%) of the total issued and outstanding shares of NexPhase held of record by the NexPhase Shareholders in a private transaction. The shares were issued to ten United States resident NexPhase shareholders in reliance on Section 4(2) and Regulation D of the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The NexPhase Shareholders acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities

Consultant Agreements

CEC Consulting Agreement. In accordance with the terms and provisions of the CEC Consulting Agreement, we issued an aggregate 16,000,000 shares of restricted common stock at $0.006 per share. The shares were issued to CEC in reliance on Section 4(2) of the Securities Act. The shares have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. CEC acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Effective February 22, 2011, we entered into a termination and settlement agreement (the “Termination Agreement”) with CEC. In accordance with the terms and provisions of the Termination Agreement: (i) CEC is to return share certificate no. 1332 evidencing the issuance of the 16,000,000 shares of common stock, which will be cancelled and returned to treasury; and (ii) we shall issue to CEC 2,000,000 shares as settlement for services rendered by CEC to us. As of the date of this Annual Report, the 16,000,000 shares have not been cancelled or returned to treasury.

FIS Agreement. In accordance with the terms and provisions of the FIS Agreement, we issued an aggregate 4,000,000 shares of restricted common stock at $0.006 per share. The shares were issued to FIS in reliance on Section 4(2) of the Securities Act. The shares have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. FIS acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Removed and reserved.

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS.

No report required.

ITEM 6. EXHIBITS

The folowing exhibits are filed as part of this Annual Report.

EXHIBIT NO.	DOCUMENT

3.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment as filed with the Nevada Secretary of State on July 22, 2010. (2)
3.1.3	Certificate of Amendment (2) as filed with the Nevada Secretary of State on January 19,, 2011 (3) .
3.2	Bylaws (1)
10.1	Share Exchange Agreement between InfoSpi Inc., NexPhase Lighting Inc. and the shareholders of NexPhase Lighting Inc. dated February 14, 2011. (4)
10.2	Letter of Intent dated January 20, 2011 between InfoSpi Inc. and NexPhase Lighting Inc. (5)
16. 1	Letter from Cornell, Beale and Leigh, LLC dated December 14, 2010. (6)
16.2	Letter from Randall N. Drake, CPA, dated January 5, 2011 regarding confirmation of Section 4.02(b)(3). (7)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 28, 2008.
(2)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2010.
(3)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4 , 2011.
(4)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22 , 2011.
(5)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2011.
(6)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2010.
(7)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONTECO CORPORATION

Dated: August 18, 2011	By:	/s/ Dror Svorai
Dror Svorai,
Chief Executive Officer

Dated: August 18, 2011	By:	/s/ Dror Svorai
Dror Svorai
Chief Financial Officer